Form 10-Q
period 1996-03-31
MBLA FINANCIAL CORP
filed 1996-04-30
CIK 897999

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                    ----------------------------------


                                FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                    ----------------------------------


For the Quarter Ended March 31, 1996              Commission File No. 0-21482


                       MBLA FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)


Delaware                                    43-1637679
(State of Incorporation)                (I.R.S. Employer Identification No.)


100 North Rollins
Macon, Missouri                                   63552
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number: (816) 385-2122

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  [X]    No [ ]


The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 1,371,538 at April 30, 1996.

                MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                                FORM 10-Q

                                 Index


Part I.  Financial Information
- - ------------------------------

Item 1   Financial Statements                                           Page

          Consolidated Statements of Financial Condition as of March 31,
          1996 (unaudited) and June 30, 1995 . . . . . . . . . . . . . .   2

          Consolidated Statements of Operations for the Three Months
          ended March 31, 1996 and 1995 and for the Nine Months
          ended March 31, 1996 and 1995 (unaudited)  . . . . . . . . . .   3

          Consolidated Statements of Changes in Stockholders' Equity
          for the Nine Months ended March 31, 1996 and
          1995 (unaudited)   . . . . . . . . . . . . . . . . . . . . . .   4

          Consolidated Statements of Cash Flows for the Nine Months
          ended March 31, 1996 and 1995 (unaudited). . . . . . . . . . .   5

          Notes to Unaudited Consolidated Financial Statements . . . . .   7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . .   9



Part II. Other Information
- - --------------------------
Item 1   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  16

Item 2   Changes in Securities . . . . . . . . . . . . . . . . . . . . .  16

Item 3   Default upon Senior Securities. . . . . . . . . . . . . . . . .  16

Item 4   Submission of Matters to a Vote of Security Holders . . . . . .  16

Item 5   Other Information . . . . . . . . . . . . . . . . . . . . . . .  16

Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  16

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                        MBLA FINANCIAL CORPORATION
                 CONSIDATED STATEMENTS OF FINANCIAL CONDITION

                                                 March 31,
                                                  1996            June 30,
ASSETS                                          (unaudited)        1995
                                                -----------      ----------
                                                (Dollars in thousands)
Cash on hand and noninterest-earning deposits     $    325       $    340
Interest-earning deposits in other institutions      4,006          2,291
Certificates of deposit                                 -              99
Investment securities available-for-sale,
  at fair value                                     12,509         14,604
Mortgage-backed and related securities
  available-for-sale, at fair value                 68,052         69,482
Loans receivable, net                              104,363        104,700
FHLB stock                                           4,173          4,091
Accrued interest receivable                          1,164          1,140
Real estate owned                                       50             -
Premises and equipment                                 286            313
Other assets                                           146            192
                                                  --------       --------
Total assets                                      $195,074       $197,252


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                          $ 87,293       $ 85,162
Advances from Federal Home Loan Bank                78,137         81,787
Advances from borrowers for taxes and insurance        120            197
Income taxes payable                                   533            189
Dividends payable                                       -             298
Accrued expenses and other liabilities                 626            531
                                                  --------       --------
Total liabilities                                 $166,709       $168,164

Preferred stock, $.01 par value;
  authorized 500,000 shares; none outstanding     $     -        $     -
Common stock, $.01 par value; authorized 2,500,000
  shares, issued 1,738,111 at March 31, 1996
   and 1,738,111 shares at June 30, 1995                17             17
Additional paid-in capital                          16,709         16,615
Retained earnings, substantially restricted         17,545         16,806

Less:
Treasury stock, at cost - 366,373 shares at March 31, 1996
  and 246,336 shares at June 30, 1995               (5,766)        (3,667)
Common stock acquired by the ESOP                     (449)          (524)
Common stock awarded by Association
  Recognition and Retention Plan                      (345)          (357)
Unrealized gain (loss) on securities available-for-sale,
  net of applicable deferred income taxes              654            198
                                                 ---------      ---------
Total stockholders' equity                       $  28,365      $  29,088
                                                 ---------      ---------
Total liabilities and stockholders' equity       $ 195,074      $ 197,252


See accompanying Notes to Unaudited Consolidated Financial Statements

                        MBLA FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three Months Ended    Nine Months Ended
                                        March 31,              March 31,
                                     1996       1995      1996        1995
                                    (In thousands)        (In thousands)
                                    ------     ------     ------     ------
Interest income:
Loans receivable                  $  1,835   $  1,805   $  5,428   $  5,200
Investment securities                  253        246        770        625
Mortgage-backed and related
  securities                         1,156       1209      3,611      1,952
Other interest-earning assets           63          9        224         69
                                    ------     ------     ------     ------
Total interest income                3,307      3,269     10,033      7,846

Interest expense:
Deposits                             1,180      1,021      3,504      2,992
Advances                             1,158      1,215      3,758      1,869
                                    ------     ------     ------     ------
Total interest expense               2,338      2,236      7,262      4,861

Net interest income                    969      1,033      2,771      2,985

Provision for loan losses               -          35         -         115
                                    ------     ------     ------     ------
Net interest income after provision
  for loan losses                      969        998      2,771      2,870

Noninterest income:
Commitment fees                         -          -          -          -
Other                                   13          5         19         12
                                    ------     ------     ------     ------
Total noninterest income                13          5         19         12

Noninterest expense:
Compensation and benefits              258        204        725        615
Occupancy and equipment                 35         44        101        114
SAIF deposit insurance premiums         64         62        188        180
Loss (gain) on sale of real
  estate owned                           2          6          2          6
Other                                   42         48        141        171
                                    ------     ------     ------     ------
Total noninterest expense              401        364      1,157      1,086

Income before income taxes             581        639      1,633      1,796
Income tax expense                     221        249        624        712
                                    ------     ------     ------     ------
Net income                         $   360    $   390    $ 1,009    $ 1,084


Earnings per share:
Primary                              $0.26      $0.26      $0.71      $0.71
Fully diluted                        $0.26      $0.26      $0.71      $0.71

See accompanying Notes to Unaudited Consolidated Financial Statements

                        MBLA FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (Unaudited)
                                                                                                   Unrealized
                                                                                                   Gain (Loss)
                                                                                                   Securities
                                                                                                   Available-
                                                                                                   For-Sale,
                                                                                                   Net of
                                                                           Common      Common      Applicable
                                      Additional                           Stock       Stock       Deferred
Nine Months Ended            Common     Paid-In    Retained   Treasury     Acquired    Acquired    Income
March 31, 1995               Stock      Capital    Earnings    Stock       by ESOP     by RRP      Taxes          Total
                             ------   ----------   --------   --------     --------    --------    ----------   --------
                                                   (in thousands)
Balance at June 30, 1994    $   17    $  16,422    $ 15,931   ($2,178)       ($588)     ($506)         (401)    $ 28,697
Additions (deductions) for
the six months ended
March 31, 1995:
Net income                      -            -        1,084        -             -         -             -      $  1,084
Stock options exercised         -           129          -         -             -         -             -      $    129
Compensation expense            -            -           -         -             -         -             -             0
  related to ESOP               -            21          -         -             -         -             -            21
Reduction of ESOP
  obligation                    -            -           -         -            30         -             -            30
Amortization of RRPs            -            -           -         -             -         12            -            12
Purchase of treasury stock
  (99,421 shares)               -            -           -     (1,489)           -         -             -        (1,489)
Dividends declared              -            -         (301)       -             -         -             -          (301)
Unrealized gain (loss) on
 securities available-for-
 sale, net of deferred
 income tax of $74,000          -            -           -         -             -         -            127          127
Balance, March 31, 1995     $   17    $  16,572    $ 16,714   ($3,667)        ($558)    ($494)        ($274)    $ 28,310

Nine Months Ended
March 31, 1996

Balance at June 30, 1995    $   17    $  16,615    $ 16,806   ($3,667)        ($524)    ($357)         $198     $ 29,088
Additions (deductions) for
the six months ended
March 31, 1996:
Net income                      -            -        1,009        -              -        -              -        1,009
Compensation expense
 related to ESOP                -            80          -         -              -        -              -           80
Reduction of ESOP
  obligation                    -            -           -         -             75        -              -           75
Amortization of RRPs            -            -           -         -              -        12             -           12
Dividends on unallocated
  ESOP shares                   -            -           10        -              -        -              -           10
Deferred tax on RRP             -            14          -         -              -        -              -           14
Purchase of Treasury stock
  (120,037 shares)              -            -           -     (2,099)            -        -              -       (2,099)
Dividends declared              -            -         (280)       -              -        -              -         (280)
Unrealized gain (loss) on
  securities available-for-
  sale, net of deferred
  income tax of $267,000        -            -           -         -              -        -            456          456
Balance, March 31, 1996     $   17    $  16,709    $ 17,545   ($5,766)        ($449)    ($345)       $  654     $ 28,365

                        MBLA FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                      Nine Months Ended
                                                         March 31,
                                                       1996        1995
                                                      ------      ------
Cash Flow from operating activities:                    (In thousands)
Net income                                          $  1,009    $  1,084
Adjustments to reconcile net earnings to
net cash provided by operating activities:
 Provision for loan losses                                -           10
 Net loss (gain) on sale of real estate owned             (2)          6
 Depreciation                                             33          39
 Amortization of premiums and discounts                  (58)        (32)
 Excess of fair value over cost of
 ESOP unallocated shares                                  80          21
 Amortization of RRP                                      12          12
 Deferred tax on RRP                                      15          -
 FHLB stock dividend                                     (82)         -
 Decrease (increase) in interest receivable              (24)       (350)
 Decrease (increase) in other assets                      47         (75)
 Increase (decrease) in income tax payable                75          72
 Increase (decrease) in other liabilities                 90         198
                                                     -------     -------
   Net cash provided by operating activities        $  1,195    $  1,085

Cash flow from investing activities:
 Loans purchased                                     (10,353)    (21,921)
 Loans sold                                               -        4,158
 (Increase) decrease in loans, net                    10,587       4,700
 Proceeds from maturities of available-for-sale
 investment securities and certificates of deposit     7,674      12,984
 Purchase of available-for-sale investment
 securities and certificates of deposit               (5,488)     (9,903)
 Principal collected on repayments and maturities of
 available-for-sale mortgage-backed and
   related securities                                  4,749         580
 Sale of available-for-sale mortgage-backed and
   related securities                                  3,502          -
 Purchase of available-for-sale mortgage-backed
     and related securities                           (6,023)    (50,075)
 Purchase of FHLB stock                                   -       (2,819)
 Proceeds from sale of real estate owned                  51           3
 Purchase of equipment and office building improvements   (6)        (52)
                                                     -------     -------
   Net cash provided (used) by investing activities  $ 4,693   ($ 62,345)

Cash flows from financing activities:
 Net proceeds from issuance of common stock               -          129
 Net increase (decrease) in deposits                   2,131      (2,751)
 Net increase (decrease) in advances from
   borrowers for taxes and insurance                     (77)        (63)
 Proceeds from FHLB advances                              -       69,500
 Principal payments on FHLB advances                  (3,649)     (3,140)
 Dividends paid                                         (568)       (625)
 Purchase of treasury stock                           (2,100)     (2,156)
 Unearned ESOP compensation decrease                      75          30
                                                     -------     -------
 Net cash provided (used) by financing activities   ($ 4,188)   $ 60,924

 Increase (decrease) in cash and cash equivalents    $ 1,700   ($    336)

Cash and cash equivalents at beginning of period       2,631       1,021
Cash and cash equivalents at end of period           $ 4,331    $    685

See accompanying Notes to Unaudited Consolidated Financial Statements

                       MBLA FINANCIAL CORPORATION
                  Consolidated Statements of Cash Flows
                              (Continued)

                                                      Nine Months Ended
                                                         March 31,
                                                       1996        1995
                                                      ------      ------
                                                        (In thousands)
Supplemental cash flow disclosures:
 Cash paid for:
   Interest                                         $  4,386    $  2,911
                                                       -----       -----
   Income Taxes                                     $    527    $    639
                                                       -----       -----
Noncash activity:
 Loans transferred to real estate owned             $    103    $     26
                                                       -----       -----

See accompanying Notes to Unaudited Consolidated Financial Statements

                MBLA FINANCIAL CORPORATION AND SUBSIDIARY
           Notes to Unaudited Consolidated Financial Statements


(1)      BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three month period ended March 31, 1996 and the nine month period ended March 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ended June 30, 1996.

     The unaudited consolidated financial statements include the amounts of MBLA Financial Corporation (the "Holding Company") and its wholly-owned subsidiary, Macon Building and Loan Association, (the "Association"), and the Association's wholly-owned subsidiary, MBL Financial Services, for the three months ended March 31, 1996 and the nine months ended March 31, 1996. The consolidated financial statements for the prior periods include accounts of the Holding Company and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

(2)      CONVERSION TO STOCK OWNERSHIP

     The Board of Directors of the Association, on December 10, 1992, unanimously adopted a Plan of Conversion pursuant to which the Association converted from a state chartered mutual savings and loan association to a state chartered stock savings and loan association, with the concurrent formation of the Holding Company. The Holding Company, on June 24, 1993, sold 1,725,000 shares of common stock at $10.00 per share to depositors, borrowers from and employees of the Association during the subscription offering. The proceeds from the conversion, after recognizing conversion expenses and underwriting costs of $840,123.95, were $16,409,876.05 and are recorded as common stock and additional paid in capital on the accompanying unaudited consolidated statement of financial condition. The Holding Company utilized $8,204,938.03 of the net proceeds to purchase all of the capital stock of the Association.

     The Association has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $685,000 from the Holding Company and purchased 68,500 common shares issued in the conversion. The Association is making the scheduled discretionary cash
contributions to the ESOP sufficient to service the amount borrowed.   To
date, the Association has made payments of $294,907.26 ($235,466.59 in
principal) to the Holding Company.   The $449,533.41 ESOP obligation ($685,000
in stock issued by the Holding Company on June 30, 1993 less the principal payments made by the Association) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

     The Association has established several Recognition and Retention Plans ("RRP's") which purchased in the aggregate 69,000 shares of common stock in the conversion. The Association contributed $690,000 to fund the purchase of the RRP shares. All but 9,384 shares were awarded to directors and officers and are designed to be earned over varying annual rates, depending upon the individual's position in the Association. The aggregate purchase price of these shares will be amortized as compensation expense over the participants' vesting period. The unamortized cost is reflected as a reduction of stockholders' equity.

     The Holding Company has adopted stock option plans for the benefit of directors, officers, and other key employees of the Association. The number of shares of common stock reserved for issuance under the stock option plans was equal to 10% of the total number of common shares issued pursuant to the Association's conversion to the stock form of ownership. The option exercise price was $10.00 as of the date of the option grant, and the maximum option term cannot exceed ten years. The stock options awarded to directors may be exercised at any time after grant.

     The stock options awarded to officers and other key employees are exercisable on a cumulative basis in equal installments over varying time periods, depending upon the officer's or employee's position with the Association. At June 24, 1993, 172,500 stock options were issued with 9,833 reserved for future use and 162,667 granted. As of March 31, 1996, 13,111 options had been exercised, leaving a total of 149,556 which had not been exercised.

(3)      EARNINGS PER SHARE

     Earnings per share of common stock have been determined by dividing net income for the period by the weighted average number of shares of common stock, common stock equivalents outstanding, shares held by the RRP plans and allocated ESOP shares. Unallocated ESOP shares are not used in either primary or fully diluted earnings per share calculations. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

(4)      STOCK REPURCHASE PROGRAM

     On November 27, 1995, the Company announced a stock repurchase plan to buy 10% or 141,719 shares of its common stock. Since the announcement, the Company has repurchased 45,648 shares of its common stock. As of April 26, 1996, MBLA Financial Corporation has repurchased a total of 366,573 shares of its common stock.


(5)      COMMITMENTS AND CONTINGENCIES

     Commitments to originate and purchase mortgage loans of $5.867 million (of which $4.236 million are adjustable-rate commitments) at March 31, 1996, represent amounts which the Association plans to fund within the normal commitment period of sixty to ninety days. As of March 31, 1996, the Association had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Association had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at March 31, 1996.

(6)      RECLASSIFICATIONS

     None.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     MBLA Financial Corporation was organized, as a Delaware corporation, in February 1993 at the direction of the Association's Board of Directors to acquire all of the capital stock that the Association issued upon its conversion from the mutual to stock form of ownership. The business of the Holding Company consists primarily of the business of the Association. There are no current arrangements, understandings or agreements to expand its business activities or make any business acquisitions.

     Macon Building and Loan Association, originally founded in 1885, is a Missouri chartered stock savings and loan association headquartered in Macon, Missouri. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). The Association serves Macon and Randolph Counties, Missouri. The Association conducts business through its main office and one branch office in Moberly, Missouri.

     The business of the Association consists principally of attracting deposits from the general public and using such deposits to purchase and originate mortgage loans secured by one- to four-family residences. The servicing rights on substantially all loans purchased by the Association are retained by the sellers. To a lesser extent, the Association invests in U.S. government and federal agency securities and mortgage-backed and related securities, interest-earning deposits and commercial and multi-family real estate loans and consumer loans.

     The Association's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its loans and investment portfolio, and its cost of funds, consisting of the interest paid on its deposits and also interest paid on FHLB advances. The Association's operating expenses consist primarily of employee compensation, occupancy expenses, FDIC insurance premiums and other general and administrative expenses. The Association's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities.

     The Association's operating strategies have been developed to respond to the economic conditions prevailing in the Association's primary market area. Macon's deposits are generated primarily from customers located in the Association's primary market area. However, due to low loan demand, the Association has, for over 30 years, purchased the majority of its loans from selected mortgage banking companies and financial institutions located primarily in Columbia, Boone County, Missouri, and to a lesser extent, the Kansas City, St. Louis and Springfield areas. The sellers retain servicing rights on the loans purchased by the Association. By extending its lending market area and employing alternative investment opportunities, such as mortgage-backed and related securities and other investment securities, the Association has attempted to limit, and believes it has been successful in limiting, the impact of these economic conditions on its results of operations.

     The economy of Boone County is primarily dependent on the services and government industries. The education industry also plays an important role in the economy of Boone County as three colleges and universities are located there.

     The Association has continued to maintain a high level of asset quality and has remained profitable notwithstanding the decline in the local economy and low demand for mortgage loans in its market area.

     The operations of Macon Building and Loan Association are influenced significantly by local economic conditions and by policies of the OTS and the FDIC. The Association's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.


LIQUIDITY AND CAPITAL RESOURCES

     The Holding Company and Association's most liquid assets are cash, due from banks and interest-earning deposits. The levels of these assets are dependent on the Association's lending, investing, operating, and deposit activities during any given period. At March 31, 1996, cash, due from banks and interest-earning deposits totalled $4.331 million.

     The Association's primary sources of funds are deposits, advances from the FHLB, proceeds from principal and interest payments on loans, proceeds from principal and interest payments on mortgage-backed and related securities, and proceeds from the maturing of investment securities. While maturity and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local conditions, general interest rates and regulatory changes.

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, due from banks, interest-earning deposits, short and intermediate term U.S. Government and government agency securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. The current required liquidity ratio is 5%. The Association historically has maintained a level of liquid assets in excess of this regulatory requirement. The Association's liquidity ratios were 10.41% and 14.79% at March 31, 1996 and 1995, respectively. Liquidity management for the Association is both a daily and
long term function of the Association's management strategy.   In the event
that the Association should require funds beyond its ability to generate internally, additional sources of funds are available through the use of Federal Home Loan Bank advances and reverse repurchase agreements.

     The primary investment activity of the Association is the origination and purchase of mortgage loans. During the three months ended March 31, 1996 and 1995, the Association originated and purchased mortgage loans in the aggregate amount of $6.276 million and $3.556 million, respectively. Another investment activity of the Association is the investment of funds in U.S. Treasury securities, agency bonds, mortgage-backed securities, collateralized mortgage
obligations and FHLB overnight funds.   During periods when the Association's
loan demand is limited, the Association may purchase short-term investment securities to obtain a higher yield than otherwise available.

     At March 31, 1996, the Association had outstanding loan commitments to originate and purchase $5.867 million of loans. The Association believes that
it will have sufficient funds available to meet all of these commitments.   At
March 31, 1996, the Association had no outstanding commitments to sell mortgage loans, mortage-backed and related securities, or any other investment
securities.   Should the Association need to, the Board of Directors has authorized management to obtain additional short-term advances from the
Federal Home Loan Bank of Des Moines to fund loan purchases.     At March 31,
1996, certificates of deposit which are scheduled to mature in one year or less from March 31, 1996, totalled $49.548 million. Management believes that a significant portion of these funds will remain with the Association.

     At March 31, 1996, the Association exceeded each of the three OTS capital requirements. The Association's ratios were: 13.65% tangible capital ratio; 13.65% core capital ratio; and 39.50% risk- based capital ratio. These regulatory capital ratio requirements at March 31, 1996 were 1.5%, 3.0%, and 8.0%, respectively.


CHANGES IN FINANCIAL CONDITION

     Total assets decreased $2.178 million to $195.074 million at March 31,
1996 from $197.252 million at June 30, 1995.    Cash due from banks  and
interest-earning deposits increased $1.7 million to $4.331 million. Loans receivable decreased $337,000 to $104,363 at March 31, 1996 from $104.700
million at June 30, 1995.   Mortgage-backed and related securities decreased
$1.43 million to $68.052 million at March 31, 1996. Investment securities decreased $2.095 million to $12.509 million at March 31, 1996. Investment certificates of deposit decreased $99,000 during the nine months ended March 31, 1996. FHLB stock increased $82,000 to $4.173 million because of a stock dividend during the second quarter ended December 31, 1995.

     Deposits increased $2.131 million or 2.50% from $85.162 million at June 30, 1995 to $87.293 million at March 31, 1996. The average cost of deposits increased from 5.28% at June 30, 1995 to 5.49% at March 31, 1996. Advances from the Federal Home Loan Bank of Des Moines decreased $3.65 million to $78.137 million at March 31, 1996 from $81.787 million at June 30, 1995.
The average cost of advances decreased from 6.36% at June 30, 1995 to 5.65% at March 31, 1996.

     Stockholders' equity decreased $723,000 or 2.49% to $28.365 million at March 31, 1996, due to stock repurchases during the nine months ended March
31, 1996.   MBLA Financial Corporation's capital to assets ratio was 14.54%
as of March 31, 1996 as compared to 14.75% at June 30, 1995.

INTEREST RATE SENSITIVITY

     Macon Building and Loan Association has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a close match between the interest rate sensitivity of its assets and liabilities and by expanding its activities which are not directly dependent on interest rate spreads. The Association's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against changes in interest rates.

     The Association utilizes ARMs to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. Management is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's directive that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 86.92% of Macon Building and Loan Association's mortgage loan portfolio as of March 31, 1996, consisted of ARMs, including ARM loans secured by commercial real estate. Approximately 86.85% of all ARMs, or 75.49% of all loans, are adjustable in one, two, or three years from March 31, 1996.

FASB 115

     MBLA Financial Corporation and Macon and Building and Loan Association have adopted and implemented FASB 115 which requires investments in equity securities that have readily determinable fair values and all investments in debt securities be classified as either: (1) held-to-maturity, (2) trading securities or (3) available-for-sale.

     During the fourth quarter of fiscal year ended June 30, 1994, MBLA Financial Corporation and Macon Building and Loan Association classified all securities as available-for-sale with all investments reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity. At March 31, 1996, the effect on stockholders' equity was an addition of $654,000 net of deferred income taxes as compared to an addition of $198,000 at June 30, 1995 net of deferred income taxes.

ASSET QUALITY

     The Holding Company and the Association regularly review interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Association's non-accrual mortgage loans delinquent more than 90 days increased $169,000 from $424,000 at June 30, 1995 to $593,000 at March 31, 1996.

     The table on the following page sets forth information regarding the Association's non- accrual loans and foreclosed real estate at the dates indicated. The Association discontinues accruing interest on delinquent loans no later than ninety days past due, at which time all accrued but uncollected interest is reversed. At March 31, 1996, the Association has no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

PAGE

                        MBLA FINANCIAL CORPORATION
                              ASSET QUALITY

                     March 31,   Dec. 31,   Sept. 30,   June 30,   March 31,
                       1996        1995       1995        1995       1995
                     -------     -------    -------     -------    -------
Non-accrual                           (Dollars in thousands)
 mortgage loans
 delinquent more
 than 90 days        $   593     $   749    $  386      $   424    $   321
Non-accrual other
 loans delinquent
 more than 90 days         0           0         0            0          0
                       -----       -----     -----        -----      -----
Total non-performing
 loans                   593         749       386          424        321
Real Estate owned and
 in-substance fore-
 closed loans net of
 related allowance        50           0         0            0         20
                       -----       -----     -----        -----      -----
Total non-performing
 assets                  643         749       386          424        341

Non-performing loans
 to total loans         0.62%       0.73%     0.37%        0.40%      0.32%
Non-performing loans
 to total assets        0.33%       0.38%     0.20%        0.21%      0.18%

Allowance for loan
 losses to non-
 performing loans      83.20%      71.43%   138.60%      126.18%    167.67%

RESULTS OF OPERATIONS

     Comparison of quarterly results in this section are between the three month periods ended March 31, 1996, and March 31, 1995 and between the nine month periods then ended.

GENERAL

     Net income for the third quarter ended March 31, 1996 was $360,000, a decrease of $30,000 or 7.69% of the $390,000 net income for the third quarter ended March 31, 1995. Earnings per share for the quarter ended March 31,
1996 were 26 cents per share  as compared to 26 cents per share for the quarter
ended March 31, 1995.   Net income for the nine months ended March 31, 1996 was
$1.009 million, a decrease of $75,000 or 6.92% of the $1.084 million net income for the same period ended March 31, 1996. Earnings per share for the nine month period ended March 31, 1996 was 71 cents as compared to 71 cents for the same period ended March 31, 1995.

INTEREST INCOME

     Interest income increased $38,000 or 1.16% to $3.307 million for the quarter ended March 31, 1995 from $3.269 million for the quarter ended March
31, 1995.    Interest income for the nine months ended March 31, 1996 was
$10.033 million, an increase of $2.187 million or 27.87% over the same period ended March 31, 1995. The increase in the nine months ended March 31, 1996 resulted from an increase in interest on mortgage-backed and related securities, a direct result of the leveraging of capital to purchase mortgage-backed securities and CMOs during the second quarter of fiscal year
ended June 30, 1995.    Interest on mortgage loans increased $30,000 for the
three months ended March 31, 1996 and $228,000 for the nine months ended March
31, 1996 over the same periods ended March 31, 1995.   Interest on
mortgage-backed and related securities decreased $53,000 for the quarter ended March 31, 1996 and increased $1.659 million for the nine months ended March 31, 1996 as compared to same periods ended March 31, 1995.


INTEREST EXPENSE

     Interest expense for the quarter ended March 31, 1996 was $2.338 million as compared to $2.236 million for the quarter ended March 31, 1995, an
increase of 4.56%.    Interest expense for the nine months ended March 31,
1996 was $7.262 million as compared to $4.861 million for the nine months
ended March 31, 1995, an increase of $2.401 million or 49.39%.     The average
cost of funds which includes both interest paid on deposits and interest paid on advances, decreased from 5.68% at March 31, 1995 to 5.53% at March 31, 1996.

NET INTEREST INCOME

     Net interest income before provisions for loan losses was $969,000 for the quarter ended March 31, 1996 as compared to $1.033 million for the quarter ended March 31, 1995, a decrease of $64,000 or 6.20%. Net interest income before provisions for loan losses was $2.771 million for the nine months ended March 31, 1996 as compared to $2.985 million for the nine months ended March 31, 1995, a decrease of $214,000 or 7.17%.

NONINTEREST INCOME

     Other income for the quarter ended March 31, 1996 was $13,000 as compared
to $5,000 for the same quarter of the previous year.   Other income for the
nine months ended March  31, 1996 was $19,000 as compared to $12,000 for the
same period ended March 31, 1995.   Other income is not considered a
significant part of the overall income of the company.

NONINTEREST EXPENSE

     Noninterest expense for the quarter ended March 31, 1996 increased $37,000 to $401,000, an increase of 10.16% as compared to $364,000 for the
quarter ended March 31, 1995.   Noninterest expense for the nine months ended
March 31, 1996 was $1.157 million, an increase of $71,000 or 6.54% as compared to the same period ended March 31, 1995. The increase in noninterest expense is due to an increase of compensation and benefits because of fair market value adjustments on ESOP shares.

PROVISION FOR LOAN LOSSES

     At March 31, 1996, the provision for loan losses general loan valuation allowance is $535,000. For the three months ended March 31, 1996, provision for loan losses was not increased as compared to an increase of $35,000 during the same quarter ended March 31, 1995. For the nine months ended March 31, 1996, provisions for loan losses was not increased as compared to an increase of $115,000 during the same period ended March 31, 1995. The Association has a policy of maintaining a general loan valuation allowance of one-half of one percent of outstanding loans.

INCOME TAX

     The provision for federal and state income taxes decreased $28,000 to $221,000 for the quarter ended March 31, 1996 as compared to $249,000 for the quarter ended March 31, 1995. The provisions for federal and state income taxes decreased $88,000 from $712,000 to $624,000 for the nine months ended March 31, 1996. The decrease in income tax expense is due to the decrease in taxable income for the periods.

                 MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                      Part II  --  Other Information

Item 1   Legal Proceedings
         The Holding Company and the Association are not involved in any pending legal proceedings other than legal proceedings incident to the business of the Holding Company and the Association, which involve amounts in the aggregate which management believes are immaterial to the financial condition and results of operations of the Holding Company and the Association.

Item 2   Changes in Securities
         Not applicable.

Item 3   Default upon Senior Securities
         Not applicable.

Item 4   Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5   Other Information
         None.

Item 6   Exhibits and Reports on Form 8-K
         (a)   Exhibit 11.  Statement re:  Computation of Per Share Earnings

                                                              Quarter Ended
                                                              Mar. 31, 1996
                                                              -------------
1.   Net income . . . . . . . . . . . . . . . . . . . . . . . $     360,000

2.   Weighted average common shares outstanding . . . . . . .     1,332,987

3.   Common stock equivalents due to dilutive effect
     of stock options . . . . . . . . . . . . . . . . . . . .        76,580

4.   Total weighted average common shares and equivalents
     outstanding for primary earnings per share computation .     1,409,567

5.   Primary earnings per share . . . . . . . . . . . . . . . $        0.26

6.   Weighted average common shares outstanding . . . . . . .     1,409,567

7.   Additional dilutive shares using the higher of the end of
     period market value versus average market value for the
     period utilizing the treasury stock method regarding
     stock options. . . . . . . . . . . . . . . . . . . . . .           464

8.   Total weighted average common shares and equivalents
     outstanding for fully diluted earnings per share
     computation. . . . . . . . . . . . . . . . . . . . . . .     1,410,031

9.   Fully diluted earnings per share . . . . . . . . . . . . $        0.26

    (b)There were no reports filed on Form 8-K.

                 MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                               SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 MBLA Financial Corporation
                                                 --------------------------
                                                        (Registrant)




Dated April 30, 1996                             /s/ John T. Neer
                                                 --------------------
                                                 John T. Neer
                                                 President and Chief
                                                 Executive Officer
                                                 (Duly Authorized Officer)



Dated April 30, 1996                             /s/ Clyde D. Smith
                                                 ---------------------
                                                 Clyde D. Smith
                                                 Vice President and Chief
                                                 Financial Officer
                                                 (Principal Financial Officer)