Form 10-Q
period 1996-09-30
MBLA FINANCIAL CORP
filed 1996-11-06
CIK 897999

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549





                                 FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934




For the Quarter Ended September 30, 1996          Commission File No. 0-21482


                        MBLA FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)



 Delaware                                       43-1637679
(State of Incorporation)                (I.R.S. Employer Identification No.)



 101 Vine Street
 Macon, Missouri                                   63552
(Address of principal executive offices)        (Zip Code)


              Registrant's telephone number: (816) 385-2122


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [ X ]    No  [   ]


The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 1,343,961 at November 4, 1996.

                 MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                                 FORM 10-Q



                                   Index


Part I.  Financial Information
------------------------------

Item 1   Financial Statements                                             Page
                                                                          ----
     Consolidated Statements of Financial Condition as of September 30,
     1996 (unaudited) and June 30, 1996 . . . . . . . . . . . . . . . .     2

     Consolidated Statements of Operations for the Three Months
     ended September 30, 1996 and 1995 (unaudited). . . . . . . . . . .     3

     Consolidated Statements of Changes in Stockholders' Equity
     for the Three Months ended September 30, 1996 and
     1995 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .     4

     Consolidated Statements of Cash Flows for the Three Months
     ended September 30, 1996 and 1995 (unaudited). . . . . . . . . . .     5

     Notes to Unaudited Consolidated Financial Statements . . . . . . .     7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . .     9



Part II.   Other Information
----------------------------
Item 1   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .    16

Item 2   Changes in Securities. . . . . . . . . . . . . . . . . . . . .    16

Item 3   Default upon Senior Securities . . . . . . . . . . . . . . . .    16

Item 4   Submission of Matters to a Vote of Security Holders. . . . . .    16

Item 5   Other Information. . . . . . . . . . . . . . . . . . . . . . .    16

Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    16

Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

                         MBLA FINANCIAL CORPORATION
                Consolidated Statements of Financial Condition


                                                    September 30,    June 30,
                                                       1996            1996
                                                    (unaudited)
     ASSETS                                                (In thousands)
                                                      -------        -------
Cash on hand and noninterest-earning deposits         $   114        $   320
Interest-earning deposits in other institutions           890          4,811
Investment securities available-for-sale,
  at fair value                                        37,878         12,437
Mortgage-backed and related securities
  available-for-sale, at fair value                    70,276         71,129
Loans receivable, net                                 110,946        106,485
FHLB stock                                              5,603          4,256
Accrued interest receivable                             1,248          1,152
Real estate owned                                          30             23
Premises and equipment                                    273            284
Other assets                                              133            142
                                                      -------        -------
     Total assets                                    $227,391       $201,039


     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                              $85,950        $86,716
Advances from Federal Home Loan Bank                  112,033         85,086
Advances from borrowers for taxes and insurance           204            155
Income taxes payable                                       19            240
Dividends payable                                           -            274
Accrued expenses and other liabilities                  1,199            500
                                                      -------        -------
     Total liabilities                               $199,405       $172,971


Preferred stock, $.01 par value;
  authorized 500,000 shares; none outstanding            $  -           $  -
Common stock, $.01 par value; authorized 2,500,000
  shares, issued 1,738,111 shares at September 30,
  1996 and June 30, 1996                                   17             17
Additional paid-in capital                             16,790         16,754
Retained earnings, substantially restricted            17,771         17,665
Less:
  Treasury stock, at cost - 384,150 shares at
    September 30, 1996 and 373,000 shares at
    June 30, 1996                                      (6,164)        (5,924)
  Common stock acquired by the ESOP                      (390)          (390)
  Common stock awarded by Association
    Recognition and Retention Plan                       (208)          (208)
  Unrealized loss on securities available-for-sale,
    net of applicable deferred income taxes               170            154
                                                      -------        -------
     Total stockholders' equity                       $27,986        $28,068
                                                      -------        -------
     Total liabilities and stockholders' equity      $227,391       $201,039


 See accompanying Notes to Unaudited Consolidated Financial Statements

                        MBLA FINANCIAL CORPORATION
                   Consolidated Statements of Operations
                               (Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                      1996        1995
                                                       (In thousands)
                                                     --------   --------
Interest income:
  Loans receivable                                   $  1,964   $  1,788
  Investment securities                                   310        257
  Mortgage-backed and related securities                1,204      1,232
  Other interest-earning assets                            26         77
                                                     --------   --------
     Total interest income                              3,504      3,354

Interest expense:
  Deposits                                              1,175      1,148
  Advances                                              1,243      1,308
                                                     --------   --------
     Total interest expense                             2,418      2,456

  Net interest income                                   1,086        898
Provision for loan losses                                  20          -
                                                     --------   --------
Net interest income after provision for loan losses     1,066        898

Noninterest income:
  Commitment fees                                           -          -
  Other                                                     1          4
                                                     --------   --------
     Total noninterest income                               1          4

Noninterest expense:
  Compensation and benefits                               234        208
  Occupancy and equipment                                  32         33
  SAIF deposit insurance premiums                         622         61
  Loss (gain) on sale of real estate owned                 (2)         -
  Other                                                    40         46
                                                     --------   --------
     Total noninterest expense                            926        348

Income before income taxes                                141        554
Income tax expense                                         35        206
                                                     --------   --------
Net income                                           $    106   $    348


Earnings per share:
  Primary                                               $0.08      $0.24
  Fully diluted                                         $0.08      $0.24



See accompanying Notes to Unaudited Consolidated Financial Statements

PAGE

                        MBLA FINANCIAL CORPORATION
         Consolidated Statements of Changes in Stockholders' Equity
                               (Unaudited)
                                                                                             Unrealized
                                                                                             Gain (Loss)
                                                                                             Securities
                                                                                             Available-
                                                                                             For-Sale,
                                                                                             Net of
                                                                       Common     Common     Applicable
                                       Additional                      Stock      Stock      Deferred
                              Common   Paid-In    Retained   Treasury  Acquired   Acquired   Income
                              Stock    Capital    Earnings   Stock     by ESOP    by RRP     Taxes    Total
                              -----    -------    --------   --------  -------    -------    ------  -------
                                                        (In thousands)
Three Months Ended September 30, 1995
-------------------------------------
Balance at June 30, 1995        $17    $16,615     $16,806    ($3,667)   ($524)     ($357)    $198  $29,088
Additions (deductions) for
  the three months ended
  September 30, 1995:
Net income                        -          -         348          -        -          -        -      348
Compensation expense
  related to ESOP                 -         10           -          -        -          -        -       10
Deferred tax on RRP               -          5           -          -        -          -        -        5
Purchase of treasury stock
  (50,339 shares)                 -          -           -       (799)       -          -        -     (799)
Unrealized gain (loss) on
  securities available-for-
  sale, net of deferred
  income tax of $4,000            -          -           -          -        -          -        8        8
                              -----    -------    --------   --------  -------    -------    ------  -------
Balance, September 30, 1995     $17    $16,630     $17,154    ($4,466)   ($524)     ($357)    $206  $28,660

Three Months Ended September 30, 1996
-------------------------------------
Balance at June 30, 1996        $17    $16,754     $17,665    ($5,924)   ($390)     ($208)    $154  $28,068
Additions (deductions) for
  the three months ended
  September 30, 1996:
Net income                        -          -         106          -        -          -        -      106
Compensation expense
  related to ESOP                 -         36           -          -        -          -        -       36
Deferred tax on RRP               -          -           -          -        -          -        -        0
Purchase of Treasury stock
  (11,150 shares)                 -          -           -       (240)       -          -        -     (240)
Unrealized gain (loss) on
  securities available-for-
  sale, net of deferred
  income tax of $10,000           -          -           -          -        -          -       16       16
                              -----    -------    --------   --------  -------    -------    ------  -------
Balance, September 30, 1996     $17    $16,790     $17,771    ($6,164)   ($390)     ($208)    $170  $27,986
See accompanying Notes to Unaudited Consolidated Financial Statements
                                   4

                       MBLA FINANCIAL CORPORATION
                   Consolidated Statements of Cash Flows
                               (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                            1996        1995
                                                             (In thousands)
                                                           ------      ------
Cash flow from operating activities:
  Net income                                               $  106      $  348
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Provision for loan losses                                20           -
      Net loss (gain) on sale of real estate owned             (2)          -
      Depreciation                                             11          14
      Amortization of premiums and discounts                  (20)        (24)
      Excess of fair value over cost of ESOP
        unallocated shares                                     35          10
      Deferred tax on RRP                                       -           5
      Decrease (increase) in interest receivable              (95)         20
      Decrease (increase) in other assets                       9          11
      Increase (decrease) in income tax payable              (232)         29
      Increase (decrease) in other liabilities                698         (28)
                                                           ------      ------
     Net cash provided by operating activities             $  530      $  385


Cash flow from investing activities:
  Loans purchased                                         (10,089)       (849)
  (Increase) decrease in loans, net                         5,578       2,502
  Proceeds from maturities of available-for-sale
    investment securities and certificates of deposit       1,510       4,168
  Purchase of available-for-sale investment securities
    and certificates of deposit                           (26,907)     (1,498)
  Principal collected on repayments and maturities of
    available-for-sale mortgage-backed and related
    securities                                                857       1,301
  Purchase of FHLB stock                                   (1,347)          -
  Proceeds from the sale of real estate owned                  25           -
                                                           ------      ------
     Net cash provided (used) by investing activities    ($30,373)     $5,624


Cash flows from financing activities:
  Net increase (decrease) in deposits                        (766)        347
  Net increase (decrease) in advances from
    borrowers for taxes and insurance                          49          38
  Proceeds from FHLB advances                              27,000           -
  Principal payments on FHLB advances                         (52)        (49)
  Dividends paid                                             (274)       (298)
  Purchase of treasury stock                                 (241)       (799)
                                                           ------      ------
     Net cash provided (used) by financing activities     $25,716       ($761)

Cash and cash equivalents at beginning of period            5,131       2,631
                                                           ------      ------
Cash and cash equivalents at end of period                 $1,004      $7,879

                            MBLA FINANCIAL CORPORATION
                       Consolidated Statements of Cash Flows
                                  (Continued)
                                                           Three Months Ended
                                                              September 30,
                                                            1996        1995
                                                             (In thousands)
                                                           ------      ------
Supplemental cash flow disclosures:
   Cash paid for:
      Interest                                             $1,655      $1,749

      Income Taxes                                           $267        $165


Noncash activity:
   Loans transferred to real estate owned                     $30           -










See accompanying Notes to Unaudited Consolidated Financial Statements

                 MBLA FINANCIAL CORPORATION AND SUBSIDIARY
           Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three month period ended September 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1997.

     The unaudited consolidated financial statements include the amounts of MBLA Financial Corporation (the "Holding Company") and its wholly-owned subsidiary, Macon Building and Loan Association, (the "Association"), and the Association's wholly-owned subsidiary, MBL Financial Services, for the three months ended September 30, 1996. The consolidated financial statements for the prior periods include accounts of the Holding Company and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

(2)  Conversion to Stock Ownership

     The Board of Directors of the Association, on December 10, 1992, unanimously adopted a Plan of Conversion pursuant to which the Association converted from a state chartered mutual savings and loan association to a state chartered stock savings and loan association, with the concurrent formation of the Holding Company. The Holding Company, on June 24, 1993, sold 1,725,000 shares of common stock at $10.00 per share to depositors, borrowers from and employees of the Association during the subscription offering. The proceeds from the conversion, after recognizing conversion expenses and underwriting costs of approximately $840,000, were $16,410,000 and are recorded as common stock and additional paid in capital on the accompanying unaudited consolidated statement of financial condition. The Holding Company utilized approximately $8,205,000 of the net proceeds to purchase all of the capital stock of the Association.

     The Association has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $685,000 from the Holding Company and purchased 68,500 common shares issued in the conversion. The Association is making the scheduled discretionary cash
contributions to the ESOP sufficient to service the amount borrowed.   To
date, the Association has made payments of $364,000 ($295,000 in principal) to
the Holding Company.   The $390,000 ESOP obligation ($685,000 in stock issued
by the Holding Company on June 30, 1993 less the principal payments made by the Association) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

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

     The stock options awarded to officers and other key employees are exercisable on a cumulative basis in equal installments over varying time periods, depending upon the officer's or employee's position with the Association. At June 24, 1993, 172,500 stock options were issued with 9,833 reserved for future use and 162,667 granted. As of September 30, 1996, 13,111 options had been exercised, leaving a total of 149,556 which had not been exercised.

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

(4)  Stock Repurchase Program

     As of November 1, 1996, MBLA Financial Corporation has repurchased a total of 394,150 shares of its common stock.


(5)  Commitments and Contingencies

     Commitments to originate and purchase mortgage loans of $4.335 million (of which $3.694 million are adjustable-rate commitments) at September 30, 1996, represent amounts which the Association plans to fund within the normal commitment period of sixty to ninety days. As of September 30, 1996, the Association had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Association had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at September 30, 1996.

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


Liquidity and Capital Resources

     The Holding Company and Association's most liquid assets are cash, due from banks and interest-earning deposits. The levels of these assets are dependent on the Association's lending, investing, operating, and deposit activities during any given period. At September 30, 1996, cash, due from banks and interest-earning deposits totalled $1.004 million.

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

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, due from banks, interest-earning deposits, short and intermediate term U.S. Government and government agency securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. The current required liquidity ratio is 5%. The Association historically has maintained a level of liquid assets in excess of this regulatory requirement. The Association's liquidity ratios were 5.70% and 23.23% at September 30, 1996 and 1995, respectively. Liquidity management for the Association is both a daily and
long term function of the Association's management strategy.   In the event
that the Association should require funds beyond its ability to generate internally, additional sources of funds are available through the use of Federal Home Loan Bank advances and reverse repurchase agreements.

     The primary investment activity of the Association is the origination and
purchase of mortgage loans.   During the three months ended September 30, 1996
and 1995, the Association originated and purchased mortgage loans in the aggregate amount of $10.145 million and $1.43 million, respectively. Another investment activity of the Association is the investment of funds in U.S. Treasury securities, agency bonds, mortgage-backed securities, collateralized
mortgage obligations and FHLB overnight funds.   During periods when the
Association's loan demand is limited, the Association may purchase short-term investment securities to obtain a higher yield than otherwise available.

     At September 30, 1996, the Association had outstanding loan commitments to originate and purchase $4.335 million of loans. The Association believes that it will have sufficient funds available to meet all of these commitments.
 At September 30, 1996, the Association had no outstanding commitments to sell mortgage loans, mortage-backed and related securities, or any other investment
securities.   Should the Association need to, the Board of Directors has authorized management to obtain additional short-term advances from the Federal Home Loan Bank of Des Moines to fund loan purchases. At September 30, 1996, certificates of deposit which are scheduled to mature in one year or less from September 30, 1996, totalled $52.151 million. Management believes that a significant portion of these funds will remain with the Association.

     At September 30, 1996, the Association exceeded each of the three OTS capital requirements. The Association's ratios were: 11.45% tangible capital ratio; 11.45% core capital ratio; and 34.30% risk-based capital ratio. These regulatory capital ratio requirements at September 30, 1996 were 1.5%, 3.0%, and 8.0%, respectively.


Changes in Financial Condition

     Total assets increased $26.352 million to $227.391 million at September 30, 1996 from $201.039 million at June 30, 1996. Cash due from banks and interest-earning deposits decreased $4.126 million to $1.004 million. Loans receivable increased $4.46 million to $110.946 million at September 30, 1996 from $106.486 million at June 30, 1996. Mortgage-backed and related securities decreased $853,000 to $70.276 million at September 30, 1996. Investment securities increased $25.441 million to $37.878 million at September 30, 1996. FHLB stock increased $1.347 million to $5.603 million at September 30, 1996.

     The increase in total assets and investment securities is due to the purchase of an 8% FHLB quarterly callable bond due March 26, 2004. This was funded with an FHLB advance which can be paid-off if bond is called.

     Deposits decreased $766,000 or 0.88% from $86.716 million at June 30, 1996 to $85.950 million at September 30, 1996. The average cost of deposits increased from 5.46% at June 30, 1996 to 5.47% at September 30, 1996. Advances from the Federal Home Loan Bank of Des Moines increased $26.947 million to $112.033 million at September 30, 1996 from $85.086 million at June 30, 1996. The average cost of advances decreased from 5.61% at June 30, 1996 to 5.60% at September 30, 1996.

     Stockholders' equity decreased $82,000 or 0.29% to $27.986 million at September 30, 1996, from $28.068 million at June 30, 1996. MBLA Financial Corporation's capital to assets ratio was 12.31% as of September 30, 1996 as compared to 13.96% at June 30, 1996.


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

     The Association utilizes ARMs to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. Management is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's directive that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 90.43% of Macon Building and Loan Association's mortgage loan portfolio as of September 30, 1996, consisted of ARMs, including ARM loans secured by commercial real estate. Approximately 88.72% of all ARMs, or 80.22% of all loans, are adjustable in one, two, or three years from September 30, 1996.

FASB 115

     MBLA Financial Corporation and Macon and Building and Loan Association have adopted and implemented FASB 115 which requires investments in equity securities that have readily determinable fair values and all investments in debt securities be classified as either: (1) held-to-maturity, (2) trading securities or (3) available-for-sale.

     During the fourth quarter of fiscal year ended June 30, 1994, MBLA Financial Corporation and Macon Building and Loan Association classified all securities as available-for-sale with all investments reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity. At September 30, 1996, the effect on stockholders' equity was an addition of $170,000 net of deferred income taxes as compared to an addition of $154,000 at June 30, 1996 net of deferred income taxes.


Asset Quality

     The Holding Company and the Association regularly review interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Association's non-accrual mortgage loans delinquent more than 90 days decreased $258,000 from $663,000 at June 30, 1996 to $405,000 at September 30,
1996.

     The table on the following page sets forth information regarding the Association's non-accrual loans and foreclosed real estate at the dates indicated. The Association discontinues accruing interest on delinquent loans no later than ninety days past due, at which time all accrued but uncollected interest is reversed. At September 30, 1996, the Association has no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                        MBLA FINANCIAL CORPORATION
                              ASSET QUALITY

                   September 30, June 30, March 31, December 31, September 30,
                     1996         1996      1996      1995         1995
                    ------       ------    ------    ------       ------
Non-accrual Mortgage
 loans delinquent more
 than 90 days         $405         $663      $593      $749         $386
Non-accrual other loans
 delinquent more than
 90 days                 0            0         0         0            0
                    ------       ------    ------    ------       ------
Total Non-
 performing loans      405          663       593       749          386
Real estate owned and
 in-substance foreclosed
 loans net of related
 allowance              30           23        50         0            0
                    ------       ------    ------    ------       ------
Total non-
 performing assets    $435         $686      $643      $749         $386


Non-performing loans
 to total loans       0.37%        0.62%     0.62%     0.73%        0.37%
Non-performing assets
 to total assets      0.19%        0.34%     0.33%     0.38%        0.20%

Allowance for loan
 losses to non-
 performing loans   137.04%       80.69%    90.22%    71.43%      138.60%

Results of Operations

     Comparison of quarterly results in this section are between the three month periods ended September 30, 1996, and September 30, 1995.


General

     Net income for the first quarter ended September 30, 1996 was $106,000, a decrease of $242,000 or 69.54% of the $348,000 net income for the first quarter ended September 30, 1995. Earnings per share for the quarter ended September 30, 1996 were 8 cents per share as compared to 24 cents per share for the quarter ended September 30, 1995. This decrease in net income is a direct result of the one-time special assessment to be paid by institutions whose deposit accounts are insured by the Savings Association Insurance Fund (SAIF). The special assessment reduced pre-tax consolidated earnings for the quarter approximately $558,000. Based on an estimated effective tax rate of 37%, the after-tax charge was approximately $352,000 or 25 cents per share.


Interest Income

     Interest income increased $150,000 or 4.47% to $3.504 million for the quarter ended September 30, 1996 from $3.354 million for the quarter ended September 30, 1995. Interest on mortgage loans increased $176,000 for the three months ended September 30, 1996 to $1.964 million. Interest on mortgage-backed and related securities decreased $28,000 for the quarter ended September 30, 1996 to $1.204 million. Interest on investment securities increased $53,000 to $310,000 for the quarter ended September 30, 1996.


Interest Expense

     Interest expense for the quarter ended September 30, 1996 was $2.418 million as compared to $2.456 million for the quarter ended September 30, 1995, a decrease of $38,000 or 1.55%. Interest expenses on deposits increased $27,000 to $1.175 million at September 30, 1996. Interest expense on advances decreased $65,000 to $1.243 million at September 30, 1996. The average cost of funds which includes both interest paid on deposits and interest paid on advances, decreased from 5.79% at September 30, 1995 to 5.54% at September 30, 1996.



Net Interest Income

     Net interest income before provisions for loan losses was $1.086 million for the quarter ended September 30, 1996 as compared to $898,000 for the quarter ended September 30, 1995, an increase of $188,000 or 20.94%.

Noninterest Income

     Other income for the quarter ended September 30, 1996 was $1,000 as
compared to $4,000 for the same quarter of the previous year.     Other income
is not considered a significant part of the overall income of the company.


Noninterest Expense

     Noninterest expense for the quarter ended September 30, 1996 increased $578,000 to $926,000, an increase of 166.09% as compared to $348,000 for the quarter ended September 30, 1995. The increase in noninterest expense is due to the one-time special assessment to be paid by institutions whose deposit accounts are insured by the SAIF. The special assessment was approximately $558,000.


Provision for Loan Losses

     At September 30, 1996, the provision for loan losses general loan valuation allowance is $555,000. For the three months ended September 30, 1996, provision for loan losses was increased $20,000 as compared to no increase during the same quarter ended September 30, 1995. The Association has a policy of maintaining a general loan valuation allowance of one-half of one percent of outstanding loans.


Income Tax

     The provision for federal and state income taxes decreased $171,000 to $35,000 for the quarter ended September 30, 1996 as compared to $206,000 for the quarter ended September 30, 1995. The decrease in income tax expense is due to the one-time special SAIF assessment of approximately $558,000. Based on an effective tax rate of 37%, the tax savings were approximately $206,000.

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

Item 3    Default upon Senior Securities
          Not applicable.

Item 4    Submission of Matters to a Vote of Security Holders
          Not applicable.

Item 5    Other Information
          None.

Item 6    Exhibits and Reports on Form 8-K
          (a)   Exhibit 11.  Statement re:  Computation of Per Share Earnings

                                                               Quarter Ended
                                                               Sept. 30, 1996

     1.  Net income                                               $  106,000

     2.  Weighted average common shares outstanding                1,324,308

     3.  Common stock equivalents due to dilutive effect
         of stock options                                             80,684

     4.  Total weighted average common shares and equivalents
         outstanding for primary earnings per share computation    1,404,992

     5.  Primary earnings per share                                $    0.08

     6.  Weighted average common shares outstanding                1,404,992

     7.  Additional dilutive shares using the higher of the end of period market value versus average market value for the
         period utilizing the treasury stock method regarding
         stock options                                                     0

     8.  Total weighted average common shares and equivalents
         outstanding for fully diluted earnings per share
         computation                                               1,404,992

     9.  Fully diluted earnings per share                         $     0.08

     (b) There were no reports filed on Form 8-K.

                 MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                                Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    MBLA Financial Corporation
                                         (Registrant)




Dated November 4, 1996              /s/ John T. Neer
                                    -----------------
                                    John T. Neer
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)




Dated November 4, 1996              /s/ Clyde D. Smith
                                    -------------------
                                    Clyde D. Smith
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)