Form 10-Q
period 1996-12-31
MBLA FINANCIAL CORP
filed 1997-01-28
CIK 897999

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549



                                FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934



For the Quarter Ended December 31, 1996           Commission File No. 0-21482


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


The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 1,332,631 at January 24, 1997.

                   MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                                FORM 10-Q



                                  Index


Part I.    Financial Information
--------------------------------

Item 1   Financial Statements                                             Page
                                                                          ----
         Consolidated Statements of Financial Condition as of
         December 31, 1996 (unaudited) and June 30, 1996 . . . . . . . . .  2

         Consolidated Statements of Operations for the Three Months
         ended December 31, 1996 and 1995 and for the Six Months ended
         December 31, 1996 and 1995 (unaudited)  . . . . . . . . . . . . .  3

         Consolidated Statements of Changes in Stockholders' Equity
         for the Six Months ended December 31, 1996 and
         1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . .  4

         Consolidated Statements of Cash Flows for the Six Months
         ended December 31, 1996 and 1995 (unaudited)  . . . . . . . . . .  6

         Notes to Unaudited Consolidated Financial Statements. . . . . . .  8

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . 10


Part II.   Other Information
----------------------------

Item 1   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 2   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . 18

Item 3   Default upon Senior Securities  . . . . . . . . . . . . . . . . . 18

Item 4   Submission of Matters to a Vote of Security Holders . . . . . . . 18

Item 5   Other Information . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 6   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . 18

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                       MBLA FINANCIAL CORPORATION
              Consolidated Statements of Financial Condition


                                                      December 31,   June 30,
                                                         1996          1996
                                                      (unaudited)
                                                       --------      --------
     ASSETS                                               (In thousands)

Cash on hand and noninterest-earning deposits         $     586     $     320
Interest-earning deposits in other institutions           6,019         4,811
Investment securities available-for-sale, at fair value  12,886        12,437
Mortgage-backed and related securities
  available-for-sale, at fair value                      69,944        71,129
Loans receivable, net                                   112,114       106,485
FHLB stock                                                5,652         4,256
Accrued interest receivable                               1,333         1,152
Real estate owned                                            15            23
Premises and equipment                                      267           284
Other assets                                                 82           142
                                                       --------      --------
     Total assets                                     $ 208,898     $ 201,039
                                                       ========      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                              $  92,120     $  86,716
Advances from Federal Home Loan Bank                     86,980        85,086
Advances from borrowers for taxes and insurance              55           155
Income taxes payable                                        488           240
Dividends payable                                           268           274
Accrued expenses and other liabilities                      563           500
                                                       --------      --------
     Total liabilities                                $ 180,474     $ 172,971
                                                       --------      --------

Preferred stock, $.01 par value;
  authorized 500,000 shares; none outstanding         $      -      $      -
Common stock, $.01 par value; authorized 2,500,000
  shares, issued 1,738,111 shares at September 30,
  1996 and June 30, 1996                                     17            17
Additional paid-in capital                               16,858        16,754
Retained earnings, substantially restricted              18,033        17,665
Less:
  Treasury stock, at cost - 399,250 shares at December
    31, 1996 and 373,000 shares at June 30, 1996         (6,493)       (5,924)
  Common stock acquired by the ESOP                        (329)         (390)
  Common stock awarded by Association Recognition
    and Retention Plan                                     (208)         (208)
  Unrealized loss on securities available-for-sale,
     net of applicable deferred income taxes                546           154
                                                       --------      --------
     Total stockholders' equity                       $  28,424     $  28,068
                                                       --------      --------
     Total liabilities and stockholders' equity       $ 208,898     $ 201,039
                                                       ========      ========


See accompanying Notes to Unaudited Consolidated Financial Statements

                           MBLA FINANCIAL CORPORATION
                     Consolidated Statements of Operations
                                 (Unaudited)


                                       Three Months Ended    Six Months Ended
                                          December 31,         December 31,
                                        1996      1995        1996      1995
                                       ------    ------      ------    ------
                                        (In thousands)        (In thousands)
Interest income:
 Loans receivable                      $2,072    $1,805      $4,036    $3,593
 Investment securities                    767       260       1,077       517
 Mortgage-backed and related securities 1,186     1,223       2,390     2,455
 Other interest-earning assets             36        84          62       161
                                       ------    ------      ------    ------
    Total interest income               4,061     3,372       7,565     6,726

Interest expense:
  Deposits                              1,227     1,176       2,402     2,324
  Advances                              1,558     1,292       2,801     2,600
                                       ------    ------      ------    ------
     Total interest expense             2,785     2,468       5,203     4,924

  Net interest income                   1,276       904       2,362     1,802

Provision for loan losses                   5        -           25        -
Net interest income after provision    ------    ------      ------    ------
  for loan losses                       1,271       904       2,337     1,802

Noninterest income:
  Commitment fees                          -         -           -         -
  Other                                     5         2           6         6
                                       ------    ------      ------    ------
     Total noninterest income               5         2           6         6

Noninterest expense:
  Compensation and benefits               238       259         472       467
  Occupancy and equipment                  35        33          67        66
  SAIF deposit insurance premiums          64        63         686       124
  Loss (gain)on sale of real estate owned   8        -            6        -
  Other                                    74        53         114        99
                                       ------    ------      ------    ------
     Total noninterest expense            419       408       1,345       756

Income before income taxes                857       498         998     1,052
Income tax expense                        335       197         370       403
                                       ------    ------      ------    ------
Net income                            $   522   $   301     $   628   $   649
                                       ======    ======      ======    ======

Earnings per share:
  Primary                             $  0.37   $  0.21     $  0.45   $  0.45
  Fully diluted                       $  0.37   $  0.21     $  0.45   $  0.45



See accompanying Notes to Unaudited Consolidated Financial Statements

PAGE

                       MBLA FINANCIAL CORPORATION
         Consolidated Statements of Changes in Stockholders' Equity
                              (Unaudited)
                                                                                      Unrealized
                                                                                      Gain (Loss)
                                                                                      Securities
                                                                                      Available-
                                                                                      For-Sale,
                                                                                      Net of
                                                                  Common    Common    Applicable
                                   Additional                     Stock     Stock     Deferred
                          Common   Paid-In   Retained   Treasury  Acquired  Acquired  Income
                          Stock    Capital   Earnings   Stock     by ESOP   by RRP    Taxes      Total
                          ------   -------   --------   --------  -------   -------   -------   --------
                                                       (In thousands)
Six Months Ended
  December 31, 1995

Balance at June 30, 1995  $   17   $16,615   $ 16,806    ($3,667)   ($524)    ($357)     $198   $29,088

Additions (deductions) for
 the six months ended
 December 31, 1995:
   Net income                 -         -         649         -        -         -         -        649
   Compensation expense
     related to ESOP          -         22         -          -        -         -         -         22
   Reduction of ESOP
     obligation               -         -          -          -        75        -         -         75
   Dividends on unallocated
     ESOP shares              -         -          10         -        -         -         -         10
   Deferred tax on RRP        -         10         -          -        -         -         -         10
   Purchase of treasury stock
     (90,744 shares)          -         -          -      (1,525)      -         -         -     (1,525)
   Dividends declared         -         -        (280)        -        -         -         -       (280)
   Unrealized gain (loss) on
     securities available-for-
     sale, net of deferred
     income tax of $172,000   -         -          -          -        -         -        295       295
                          ------   -------   --------   --------  -------   -------   -------   --------
Balance, December 31, 1995 $  17   $16,647   $ 17,185    ($5,192)   ($449)    ($357)  $   493   $28,344
                          ======   =======   ========   ========  =======   =======   =======   ========


See accompanying Notes to Unaudited Consolidated Financial Statements


                                     4

PAGE

                       MBLA FINANCIAL CORPORATION
         Consolidated Statements of Changes in Stockholders' Equity
                              (Unaudited)
                                                                                      Unrealized
                                                                                      Gain (Loss)
                                                                                      Securities
                                                                                      Available-
                                                                                      For-Sale,
                                                                                      Net of
                                                                  Common    Common    Applicable
                                   Additional                     Stock     Stock     Deferred
                          Common   Paid-In   Retained   Treasury  Acquired  Acquired  Income
                          Stock    Capital   Earnings   Stock     by ESOP   by RRP    Taxes      Total
                          ------   -------   --------   --------  -------   -------   -------   --------
                                                       (In thousands)
Six Months Ended
  December 31, 1996

Balance at June 30, 1996  $   17   $16,754   $ 17,665    ($5,924)   ($390)    ($208)     $154   $28,068

Additions (deductions) for
  the six months ended
  December 31, 1996:
    Net income                -         -         628         -        -         -         -        628
    Compensation expense
      related to ESOP         -         68         -          -        -         -         -         68
    Reduction of ESOP
      obligation              -         -          -          -        61        -         -         61
    Dividends on unallocated
      ESOP shares             -         -           8         -        -         -         -          8
    Deferred tax on RRP       -         36         -          -        -         -         -         36
    Purchase of Treasury stock
      (26,250 shares)         -         -          -        (569)      -         -         -       (569)
    Dividends declared        -         -        (268)        -        -         -         -       (268)
    Unrealized gain (loss) on
     securities available-for-
      sale, net of deferred
      income tax of $231,000  -         -          -          -        -         -        392       392
                          ------   -------   --------   --------  -------   -------   -------   --------
Balance, December 31, 1996 $  17   $16,858   $ 18,033    ($6,493)   ($329)    ($208)  $   546   $28,424
                          ======   =======   ========   ========  =======   =======   =======   ========


See accompanying Notes to Unaudited Consolidated Financial Statements


                                   5

PAGE

                        MBLA FINANCIAL CORPORATION
                    Consolidated Statements of Cash Flows
                               (Unaudited)
                                                            Six Months Ended
                                                              December 31,
                                                             1996     1995
                                                            ------   ------
                                                             (In thousands)
Cash flow from operating activities:
 Net income                                                 $  628   $  649
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Provision for loan losses                                    25       -
   Net loss on sale of real estate owned                         6       -
   Depreciation                                                 22       23
   Amortization of premiums and discounts                      (40)     (44)
   Excess of fair value over cost of ESOP unallocated shares    68       22
   Deferred tax on RRP                                          36       10
   FHLB stock dividend                                          -       (82)
   Decrease (increase) in interest receivable                 (180)     (26)
   Decrease (increase) in other assets                          59       14
   Increase (decrease) in income tax payable                    17       52
   Increase (decrease) in other liabilities                     60       86
                                                            ------   ------
       Net cash provided by operating activities            $  701   $  704
                                                            ------   ------
Cash flow from investing activities:
 Loans purchased                                           (13,717)  (4,117)
 (Increase) decrease in loans, net                           8,033    5,907
 Proceeds from maturities of available-for-sale
   investment securities and certificates of deposit        28,026    5,669
 Purchase of available-for-sale investment securities
   and certificates of deposit                             (28,408)  (3,000)
 Principal collected on repayments and maturities of
  available-for-sale mortgage-backed and related securities  1,783    2,905
 Purchase of available-for-sale mortgage-backed
   and related securities                                       -    (2,505)
 Purchase of FHLB stock                                     (1,396)      -
 Proceeds from the sale of real estate owned                    32       -
 Purchase of equipment and office building improvements         (4)     (4)
                                                            ------   ------
       Net cash provided (used) by investing activities    ($5,651)  $4,855
                                                            ------   ------
Cash flows from financing activities:
  Net increase (decrease) in deposits                        5,404    1,186
  Net increase (decrease) in advances from
     borrowers for taxes and insurance                        (100)    (133)
  Proceeds from FHLB advances                               40,000       -
  Principal payments on FHLB advances                      (38,106)    (599)
  Dividends paid                                              (266)    (288)
  Purchase of treasury stock                                  (569)  (1,525)
  Unearned ESOP compensation decrease                           61       75
       Net cash provided (used) by financing activities     $6,424  ($1,284)
                                                            ------   ------
       Increase (decrease) in cash and cash equivalents     $1,474   $4,275
Cash and cash equivalents at beginning of period             5,131    2,631


                                                            ------   ------
Cash and cash equivalents at end of period                  $6,605   $6,906
                                                            ======   ======

                        MBLA FINANCIAL CORPORATION
                   Consolidated Statements of Cash Flows
                              (Continued)

                                                            Six Months Ended
                                                              December 31,
                                                             1996     1995
                                                            ------   ------
                                                             (In thousands)
Supplemental cash flow disclosures:
 Cash paid for:
   Interest                                                 $3,644   $3,411

   Income Taxes                                             $  319   $  335

Noncash activity:
 Loans transferred to real estate owned                     $   30       -






See accompanying Notes to Unaudited Consolidated Financial Statements

                   MBLA FINANCIAL CORPORATION AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements


(1)     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and six month periods ended December 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1997.

The unaudited consolidated financial statements include the amounts of MBLA Financial Corporation (the "Holding Company") and its wholly-owned subsidiary, Macon Building and Loan Association, (the "Association"), and the Association's wholly-owned subsidiary, MBL Financial Services, for the three months ended December 31, 1996 and the six months ended December 31, 1996.
The consolidated financial statements for the prior periods include accounts of the Holding Company and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

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

     The Association has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $685,000 from the Holding Company and purchased 68,500 common shares issued in the conversion. The Association is making the scheduled discretionary cash
contributions to the ESOP sufficient to service the amount borrowed.   To
date, the Association has made payments of $432,000 ($356,000 in principal) to
the Holding Company.   The $329,000 ESOP obligation ($685,000 in stock issued
by the Holding Company on June 30, 1993 less the principal payments made by the Association) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

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

     The stock options awarded to officers and other key employees are exercisable on a cumulative basis in equal installments over varying time periods, depending upon the officer's or employee's position with the Association. At June 24, 1993, 172,500 stock options were issued with 9,833 reserved for future use and 162,667 granted. As of December 31, 1996, 13,111 options had been exercised, leaving a total of 149,556 which had not been exercised.

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

(4)     Stock Repurchase Program

     On November 15, 1996, MBLA Financial Corporation announced it was extending its previously announced common stock repurchase program. Under the extended program, the company is seeking to repurchase up to an additional 15% (200,844) of its outstanding common shares. As of January 24, 1997, MBLA Financial Corporation has repurchased a total of 405,480 shares of its common stock.

(5)     Commitments and Contingencies

     Commitments to originate and purchase mortgage loans of $2.558 million (of which $1.917 million are adjustable-rate commitments) at December 31, 1996, represent amounts which the Association plans to fund within the normal commitment period of sixty to ninety days. As of December 31, 1996, the Association had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Association had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at December 31, 1996.

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


Liquidity and Capital Resources

     The Holding Company and Association's most liquid assets are cash, due from banks and interest-earning deposits. The levels of these assets are dependent on the Association's lending, investing, operating, and deposit activities during any given period. At December 31, 1996, cash, due from banks and interest-earning deposits totalled $6.605 million.

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

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, due from banks, interest-earning deposits, short and intermediate term U.S. Government and government agency securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. The current required liquidity ratio is 5%. The Association historically has maintained a level of liquid assets in excess of this regulatory requirement. The Association's liquidity ratios were 8.67% and 10.61% at December 31, 1996 and 1995, respectively. Liquidity management for the Association is both a daily and
long term function of the Association's management strategy.   In the event
that the Association should require funds beyond its ability to generate internally, additional sources of funds are available through the use of Federal Home Loan Bank advances and reverse repurchase agreements.

     The primary investment activity of the Association is the origination and
purchase of mortgage loans.   During the three months ended December 31, 1996
and 1995, the Association originated and purchased mortgage loans in the aggregate amount of $3.932 million and $3.556 million, respectively. Another investment activity of the Association is the investment of funds in U.S. Treasury securities, agency bonds, mortgage-backed securities, collateralized
mortgage obligations and FHLB overnight funds.   During periods when the
Association's loan demand is limited, the Association may purchase short-term investment securities to obtain a higher yield than otherwise available.


     At December 31, 1996, the Association had outstanding loan commitments to originate and purchase $2.558 million of loans. The Association believes that it will have sufficient funds available to meet all of these commitments. At December 31, 1996, the Association had no outstanding commitments to sell mortgage loans, mortage-backed and related securities, or any other investment
securities.   Should the Association need to, the Board of Directors has authorized management to obtain additional short-term advances from the Federal Home Loan Bank of Des Moines to fund loan purchases. At December 31, 1996, certificates of deposit which are scheduled to mature in one year or less from December 31, 1996, totalled $57.496 million. Management believes that a significant portion of these funds will remain with the Association.

     At December 31, 1996, the Association exceeded each of the three OTS capital requirements. The Association's ratios were: 12.81% tangible capital ratio; 12.81% core capital ratio; and 36.80% risk-based capital ratio. These regulatory capital ratio requirements at December 31, 1996 were 1.5%, 3.0%, and 8.0%, respectively.



Changes in Financial Condition

     Total assets increased $7.859 million to $208.898 million at December 31,
1996 from $201.039 million at June 30, 1996.    Cash due from banks  and
interest-earning deposits increased $1.474 million to $6.605 million. Loans receivable increased $5.629 million to $112.114 million at December 31, 1996
from $106.486 million at June 30, 1996.   Mortgage-backed and related
securities decreased $1.185 million to $69.944 million at December 31, 1996. Investment securities increased $449,000 to $12.886 million at December 31,
1996.   FHLB stock increased $1.396 million to $5.652 million at December 31,
1996.

     Deposits increased $5.404 million or 6.23% from $86.716 million at June 30, 1996 to $92.120 million at December 31, 1996. The average cost of deposits increased from 5.46% at June 30, 1996 to 5.55% at December 31, 1996. Advances from the Federal Home Loan Bank of Des Moines increased $1.894 million to $86.98 million at December 31, 1996 from $85.086 million at June
30, 1996.    The average cost of advances decreased from 5.61% at June 30,
1996 to 5.55% at December 31, 1996.

     Stockholders' equity increased $356,000 or 1.27% to $28.424 million at December 31, 1996, from $28.068 million at June 30, 1996. MBLA Financial Corporation's capital to assets ratio was 13.61% as of December 31, 1996 as compared to 13.96% at June 30, 1996.



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

     The Association utilizes ARMs to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. Management is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's directive that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 89.50% of Macon Building and Loan Association's mortgage loan portfolio as of December 31, 1996, consisted of ARMs, including ARM loans secured by commercial real estate. Approximately 88.72% of all ARMs, or 79.40% of all loans, are adjustable in one, two, or three years from December 31, 1996.

FASB 115

     MBLA Financial Corporation and Macon and Building and Loan Association have adopted and implemented FASB 115 which requires investments in equity securities that have readily determinable fair values and all investments in debt securities be classified as either: (1) held-to- maturity, (2) trading securities or (3) available-for-sale.

     During the fourth quarter of fiscal year ended June 30, 1994, MBLA Financial Corporation and Macon Building and Loan Association classified all securities as available-for-sale with all investments reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity. At December 31, 1996, the effect on stockholders' equity was an addition of $546,000 net of deferred income taxes as compared to an addition of $154,000 at June 30, 1996 net of deferred income taxes.



Asset Quality

     The Holding Company and the Association regularly review interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Association's non-accrual mortgage loans delinquent more than 90 days decreased $131,000 from $663,000 at June 30, 1996 to $532,000 at December 31, 1996.

     The table on the following page sets forth information regarding the Association's non- accrual loans and foreclosed real estate at the dates indicated. The Association discontinues accruing interest on delinquent loans no later than ninety days past due, at which time all accrued but uncollected interest is reversed. At December 31, 1996, the Association has no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.




                                   13
PAGE

                        MBLA FINANCIAL CORPORATION
                              Asset Quality


                                    December 31,    September 30,    June 30,     March 31,    December 31,
                                      1996            1996            1996         1996          1995
                                    --------        --------        --------     --------      --------
                                                             (Dollars in thousands)
Non-accrual mortgage loans
  delinquent more than 90 days      $   532         $   405         $   663      $   593       $   749
Non-accrual other loans
  delinquent more than 90 days            0               0               0            0             0
                                    --------        --------        --------     --------      --------
Total non-performing loans              532             405             663          593           749
Real estate owned and in-
  substance foreclosed loans
  net of related allowance               15              30              23           50             0

   Total non-performing assets      $   547         $   435         $   686      $   643       $   749

Non-performing loans to total loans    0.48%           0.37%           0.62%        0.62%         0.73%
Non-performing assets to total assets  0.26%           0.19%           0.34%        0.33%         0.38%

Allowance for loan losses
  to non-performing loans            105.26%         137.04%          80.69%       90.22%        71.43%





                                    14

PAGE

Results of Operations

     Comparison of quarterly results in this section are between the three month periods ended December 31, 1996, and December 31, 1995 and between the six month periods then ended.



General

     Net income for the second quarter ended December 31, 1996 was $522,000, an increase of $221,000 or 73.42% over the $301,000 net income for the second quarter ended December 31, 1995. Earnings per share for the quarter ended December 31, 1996 were 37 cents per share as compared to 21 cents per share for the quarter ended December 31, 1995. Net income for the six months ended December 31, 1996 was $628,000, a decrease of $21,000 or 3.24% of the $649,000 net income for the same period ended December 31, 1995. Earnings per share for each six month period was 45 cents per share.

     Net income for the six months ended December 31, 1996 was reduced by the one-time special assessment paid by institutions whose deposit accounts are insured by the Savings Association Insurance Fund (SAIF). The special assessment reduced pre-tax consolidated earnings for the six months ended December 31, 1996 by approximately $558,000. Based on an estimated effective tax rate of 37%, the after-tax charge was approximately $352,000.



Interest Income

     Interest income increased $689,000 or 20.43% to $4.601 million for the quarter ended December 31, 1996 from $3.372 million for the quarter ended December 31, 1995. Interest income for the six months ended December 31, 1996 increased $839,000 or 12.47% to $7.565 million over the same period ended December 31, 1995. The increase in interest income for the quarter and six months is attributable to the purchase of an 8% FHLB quarterly callable bond due March 26, 2004. This was funded with a FHLB one-month Libor advance with the same maturity that could be paid-off on any quarterly call date. The bond was called December 26, 1996 and the advance was paid-off on the same date.


     Interest on mortgage loans increased $267,000 and $443,000 for the three and six month periods ended December 31, 1996 over the same periods ended December 31, 1995. Interest on investment securities increased $507,000 and $560,000 for the three and six month periods ended December 31, 1996 over the same periods ended December 31, 1995. These increases were attributable to the FHLB bond discussed in preceding paragraph. Interest on mortgage-backed and related securities decreased $37,000 for the three months ended December 31, 1996 and $65,000 for the six months ended December 31, 1996 as compared to the same periods ended December 31, 1995.



Interest Expense

     Interest expense for the quarter ended December 31, 1996 was $2.785 million as compared to $2.468 million for the quarter ended December 31, 1995, an increase of $317,000 or 12.84%.

     Interest expense on deposits increased $51,000 to $1.227 million at December 31, 1996. Interest expense on advances increased $266,000 to $1.558 million at December 31, 1996.

     Interest expense for the six months ended December 31, 1996 was $5.203 million as compared to $4.924 million for the six months ended December 31, 1995, an increase of $279,000 or 5.67%. Interest expense on deposits increased $78,000 for the six months ended December 31, 1996 to $2.402 million, an increase of 3.36%. Interest expense on advances increased $201,000 from $2.600 million at December 31, 1995 to $2.801 million at December 31, 1996, an increase of 7.73%. The increase on interest expense on advances is attributable to the one-month Libor financing obtained on the 8% FHLB bond
discussed under Interest Income.   The average cost of funds which includes
both interest paid on deposits and interest paid on advances, decreased from 5.71% at December 31, 1995 to 5.55% at December 31, 1996.



Net Interest Income

     Net interest income before provisions for loan losses was $1.276 million for the quarter ended December 31, 1996 as compared to $904,000 for the
quarter ended December 31, 1995, an  increase of $372,000 or 41.15%.   Net
interest income before provision for loan losses was $2.362 million for the six months ended December 31, 1996 as compared to $1.802 million for the six months ended December 31, 1995, an increase of $560,000 or 31.08%



Noninterest Income

     Other income for the quarter ended December 31, 1996 was $5,000 as
compared to $2,000 for the same quarter of the previous year.    Other income
for the six months ended December 31, 1996 was $6,000 as compared to $6,000 for the six months ended December 31, 1995. Other income is not considered a significant part of the overall income of the company.



Noninterest Expense

     Noninterest expense for the quarter ended December 31, 1996 increased $11,000 to $419,000, an increase of 2.70% as compared to $408,000 for the quarter ended December 31, 1995. Noninterest expense for the six months ended December 31, 1996 increased $589,000 to $1.345 million, an increase of 77.91%
as compared to $756,000 for the six months ended December 31, 1995.    The
increase in noninterest expense is due to the one-time special assessment paid by institutions whose deposit accounts are insured by the SAIF. The special assessment was approximately $558,000.


Provision for Loan Losses

     At December 31, 1996, the provision for loan losses general loan valuation allowance is $560,000. For the three months ended December 31, 1996, provision for loan losses was increased $5,000 as compared to no
increase during the same quarter ended December 31, 1995.   For the six months
ended December 31, 1996, provision for loan losses was increased $25,000 as compared to no increase during the same period ended December 31, 1995. The Association has a policy of maintaining a general loan valuation allowance of one-half of one percent of outstanding loans.

Income Tax

     The provision for federal and state income taxes increased $138,000 to $335,000 for the quarter ended December 31, 1996 as compared to $197,000 for the quarter ended December 31, 1995. The provision for federal and state income taxes decreased $33,000 to $370,000 for the six months ended December 31, 1996 as compared to $403,000 for the same period ended December 31, 1995.

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

Item 3     Default upon Senior Securities
           Not applicable.

Item 4     Submission of Matters to a Vote of Security Holders
           Not applicable.

Item 5     Other Information
           None.

Item 6     Exhibits and Reports on Form 8-K
           (a)   Exhibit 11.  Statement re:  Computation of Per Share Earnings



                                                                 Quarter Ended
                                                                 Dec. 31, 1996
                                                                 -------------
           1. Net income                                         $     522,000

           2. Weighted average common shares outstanding             1,318,114

           3. Common stock equivalents due to dilutive effect
                of stock options                                        77,079

           4. Total weighted average common shares and equivalents outstanding for primary earnings per share computation 1,395,193

           5. Primary earnings per share                         $        0.37

           6. Weighted average common shares outstanding             1,395,193

           7. Additional dilutive shares using the higher of the end of period market value versus average market value for the
              period utilizing the treasury stock method regarding
              stock options                                                  0

           8. Total weighted average common shares and equivalents
              outstanding for fully diluted earnings per share
              computation                                            1,395,193

           9. Fully diluted earnings per share                   $        0.37

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




                                         MBLA Financial Corporation
                                         --------------------------
                                               (Registrant)




Dated January 24, 1997                   /s/ John T. Neer
                                         -----------------
                                         John T. Neer
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)




Dated January 24, 1997                   /s/ Clyde D. Smith
                                         -------------------
                                         Clyde D. Smith
                                         Vice President and Chief Financial
                                          Officer
                                         (Principal Financial Officer)