Form 10-Q
period 1997-03-31
MBLA FINANCIAL CORP
filed 1997-05-05
CIK 897999

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




                                 FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934





For the Quarter Ended March 31, 1997             Commission File No. 0-21482


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


The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 1,315,977 at May 1, 1997.

                 MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                                 FORM 10-Q


                                   Index


Part I.    Financial Information
--------------------------------

Item 1  Financial Statements                                    Page
                                                                ----
     Consolidated Statements of Financial Condition as of
     March 31, 1997 (unaudited) and June 30, 1996 . . . . . . .   2

     Consolidated Statements of Operations for the Three Months
     ended March 31, 1997 and 1996 and for the Nine Months ended
     March 31, 1997 and 1996 (unaudited)  . . . . . . . . . . .   3

     Consolidated Statements of Changes in Stockholders' Equity
     for the Nine Months ended March 31, 1997 and
     1996 (unaudited) . . . . . . . . . . . . . . . . . . . . .   4

     Consolidated Statements of Cash Flows for the Nine Months
     ended March 31, 1997 and 1996 (unaudited). . . . . . . . .   6

     Notes to Unaudited Consolidated Financial Statements . . .   8

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . . .  10



Part II.   Other Information
----------------------------
Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . .  18

Item 2    Changes in Securities . . . . . . . . . . . . . . . .  18

Item 3    Default upon Senior Securities  . . . . . . . . . . .  18

Item 4    Submission of Matters to a Vote of Security Holders .  18

Item 5    Other Information . . . . . . . . . . . . . . . . . .  18

Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . .  18

Signature Page. . . . . . . . . . . . . . . . . . . . . . . . .  19

                      MBLA FINANCIAL CORPORATION
              Consolidated Statements of Financial Condition



                                                       March 31,     June 30,
                                                         1997         1996
                                                            (unaudited)
ASSETS                                                    (In thousands)
                                                       --------     --------
Cash on hand and noninterest-earning deposits              $481         $320
Interest-earning deposits in other institutions           4,032        4,811
Investment securities available-for-sale, at fair value  12,343       12,437
Mortgage-backed and related securities
  available-for-sale, at fair value                      69,543       71,129
Loans receivable, net                                   116,079      106,485
FHLB stock                                                5,652        4,256
Accrued interest receivable                               1,306        1,152
Real estate owned                                            -            23
Premises and equipment                                      256          284
Other assets                                                 91          142
                                                       --------     --------
     Total assets                                      $209,783     $201,039
                                                       ========     ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                $98,449      $86,716
Advances from Federal Home Loan Bank                     81,926       85,086
Advances from borrowers for taxes and insurance             123          155
Income taxes payable                                        438          240
Dividends payable                                            -           274
Accrued expenses and other liabilities                      534          500
                                                       --------     --------
     Total liabilities                                 $181,470     $172,971

Preferred stock, $.01 par value;
  authorized 500,000 shares; none outstanding          $     -      $     -
Common stock, $.01 par value; authorized 2,500,000
  shares, issued 1,738,111 shares at March 31, 1997
      and June 30, 1996                                      17           17
Additional paid-in capital                               16,881       16,754
Retained earnings, substantially restricted              18,347       17,665
Less:
  Treasury stock, at cost-422,109 shares at March 31,
   1997 and 373,000 shares at June 30, 1996              (6,952)      (5,924)
  Common stock acquired by the ESOP                        (329)        (390)
  Common stock awarded by Association
      Recognition and Retention Plan                       (196)        (208)
  Unrealized loss on securities available-for-sale,
     net of applicable deferred income taxes                545          154
                                                       --------     --------
     Total stockholders' equity                         $28,313      $28,068
                                                       --------     --------
     Total liabilities and stockholders' equity        $209,783     $201,039
                                                       ========     ========

See accompanying Notes to Unaudited Consolidated Financial Statements

                         MBLA FINANCIAL CORPORATION
                      Consolidated Statements of Operations
                                (Unaudited)

                                        Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                          1997      1996      1997      1996
                                                    (In thousands)
                                         ------    ------    ------    ------
Interest income:
  Loans receivable                       $1,987    $1,835    $6,023    $5,428
  Investment securities                     279       253     1,356       770
  Mortgage-backed and related securities  1,165     1,156     3,555     3,611
  Other interest-earning assets             108        63       170       224
                                         ------    ------    ------    ------
  Total interest income                   3,539     3,307    11,104    10,033

Interest expense:
  Deposits                                1,324     1,180     3,726     3,504
  Advances                                1,187     1,158     3,988     3,758
                                         ------    ------    ------    ------
  Total interest expense                  2,511     2,338     7,714     7,262

Net interest income                       1,028       969     3,390     2,771

Provision for loan losses                    15        -         40        -
Net interest income after provision      ------    ------    ------    ------
  for loan losses                         1,013       969     3,350     2,771

Noninterest income:
  Committment fees                           -         -         -         -
  Other                                       5        13        11        19
                                         ------    ------    ------    ------
  Total noninterest income                    5        13        11        19


Noninterest expense:
  Compensation and benefits                 214       258       686       725
  Occupancy and equipment                    37        35       104       101
  SAIF deposit insurance premiums            23        64       709       188
  Net loss on sale of real estate owned       4         2        10         2
  Net loss on sale of investments            59        -         59        -
  Other                                      55        42       169       141
                                         ------    ------    ------    ------
  Total noninterest expense                 392       401     1,737     1,157

Income before income taxes                  626       581     1,624     1,633
Income tax expense                          255       221       625       624
                                         ------    ------    ------    ------
Net income                                 $371      $360      $999    $1,009


Earnings per share:
  Primary                                 $0.27     $0.26     $0.72     $0.71
  Fully diluted                           $0.27     $0.26     $0.72     $0.71



See accompanying Notes to Unaudited Consolidated Financial Statements


                                    3



PAGE

                       MBLA FINANCIAL CORPORATION
            Consolidated Statements of Changes in Stockholders' Equity
                             (Unaudited)

                                                                                        Unrealized
                                                                                        Gain/(Loss)
                                                                                        Securities
                                                                                        Available-
                                                                                        For-Sale,
                                                                                        Net of
                                                                    Common    Common    Applicable
                                    Additional                      Stock     Stock     Deferred
                           Common   Paid-In    Retained   Treasury  Acquired  Acquired  Income
                           Stock    Capital    Earnings     Stock   by ESOP   by RRP    Taxes        Total
                                          (In thousands)
Nine Months Ended          -----    -------    --------   --------  -------   --------  ---------  ---------
  March 31, 1996
Balance at June 30, 1995     $17    $16,615     $16,806    ($3,667)   ($524)    ($357)        198   $29,088
Additions (deductions) for
  the nine months ended
  March 31, 1996:
Net income                    -          -        1,009         -        -         -           -      1,009
Compensation expense
  related to ESOP             -          80          -          -        -         -           -         80
Reduction of ESOP
  obligation                  -          -           -          -        75        -           -         75
Amortization of RRP'S         -          -           -          -        -         12          -         12
Dividends on unallocated
  ESOP shares                 -          -           10         -        -         -           -         10
Deferred tax on RRP           -          14          -          -        -         -           -         14
Purchase of treasury stock
  (120,037 shares)            -          -           -      (2,099)      -         -           -     (2,099)
Dividends declared            -          -         (280)        -        -         -           -       (280)
Unrealized gain (loss) on
  securities available-for-
  sale, net of deferred
  income tax of $267,000      -          -           -          -        -         -          456       456
                           -----    -------    --------   --------  -------   --------  ---------  ---------
Balance, March 31, 1996      $17    $16,709     $17,545    ($5,766)   ($449)    ($345)       $654   $28,365
                           =====    =======    ========   ========  =======   ========  =========  =========

See accompanying Notes to Unaudited Consolidated Financial Statements




PAGE

                              MBLA FINANCIAL CORPORATION
                   Consolidated Statements of Changes in Stockholders
                                     (Unaudited)

                                                                                        Unrealized
                                                                                        Gain/(Loss)
                                                                                        Securities
                                                                                        Available-
                                                                                        For-Sale,
                                                                                        Net of
                                                                    Common    Common    Applicable
                                    Additional                      Stock     Stock     Deferred
                           Common   Paid-In    Retained   Treasury  Acquired  Acquired  Income
                           Stock    Capital    Earnings     Stock   by ESOP   by RRP    Taxes        Total
                                          (In thousands)
Nine Months Ended          -----    -------    --------   --------  -------   --------  ---------  ---------
  March 31, 1997
Balance at June 30, 1996     $17    $16,754     $17,665    ($5,924)   ($390)     ($208)       154   $28,068
 Additions (deductions) for
   the nine months ended
   March 31, 1997:
Net income                    -          -          999         -        -          -          -        999
Compensation expense
   related to ESOP            -          91          -          -        -          -          -         91
Reduction of ESOP
   obligation                 -          -           -          -        61         -          -         61
Amortization of RRP'S         -          -           -          -         -        12          -         12
Dividends on unallocated
   ESOP shares                -          -            8         -         -         -          -          8
Deferred tax on RRP           -          36          -          -         -         -          -         36
Purchase of Treasury stock
   (49,109 shares)            -          -           -      (1,028)       -         -          -     (1,028)
Dividends declared            -          -         (268)        -         -         -          -       (268)
Stock options retired         -          -          (57)        -         -         -          -        (57)
Unrealized gain (loss) on
   securities available-for-
   sale, net of deferred
   income tax of $230,000     -          -           -          -         -         -         391       391
                           -----    -------    --------   --------  -------   --------  ---------  ---------
Balance, March 31, 1997      $17    $16,881     $18,347    ($6,952)   ($329)     ($196)      $545   $28,313


See accompanying Notes to Unaudited Consolidated Financial Statements



                          MBLA FINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows
                                (Unaudited)
                                                           Nine Months Ended
                                                               March 31,
                                                            1997       1996
                                                             (In thousands)
                                                           ------     ------
Cash flow from operating activities:
  Net income                                                 $999     $1,009
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Provision for loan losses                                 40         -
     Net loss (gain) on sale of real estate owned              10         (2)
     Net loss on sale of investments                           59         -
     Depreciation                                              32         33
     Amortization of premiums and discounts                   (54)       (58)
     Excess of fair value over cost of ESOP unallocated
      shares                                                   91         80
     Amortization of RRP                                       12         12
     Deferred tax on RRP                                       36         15
     FHLB stock dividend                                       -         (82)
     Decrease (increase) in interest receivable              (154)       (24)
     Decrease (increase) in other assets                       50         47
     Increase (decrease) in income tax payable                (32)        75
     Increase (decrease) in other liabilities                  36         90
                                                           ------     ------
       Net cash provided by operating activities           $1,125     $1,195
                                                           ------     ------
Cash flow from investing activities:
  Loans purchased                                         (16,318)   (10,353)
  (Increase) decrease in loans, net                         6,653     10,587
  Proceeds from maturities of available-for-sale
   investment securities                                   30,019      7,674
  Purchase of available-for-sale investment securities    (29,904)    (5,488)
  Principal collected on repayments and maturities of
   available-for-sale mortgage-backed and related
   securities                                               2,666      4,749
  Sale of available-for-sale mortgage-backed and
   related securities                                      16,517      3,502
  Purchase of available-for-sale mortgage-backed and
   related securities                                     (17,000)    (6,023)
  Purchase of FHLB stock                                   (1,396)        -
  Proceeds from the sale of real estate owned                  43         51
  Purchase of equipment and office building improvem           (4)        (6)
                                                           ------     ------
     Net cash provided (used) by investing activities     ($8,724)    $4,693
                                                           ------     ------
Cash flows from financing activities:
  Net increase (decrease) in deposits                      11,733      2,131
  Net increase (decrease) in advances from borrowers          (32)       (77)
  Proceeds from FHLB advances                              28,000         -
  Principal payments on FHLB advances                     (31,160)    (3,649)
  Dividends paid                                             (534)      (568)
  Purchase of treasury stock                               (1,029)    (2,100)
  Stock options retired                                       (58)        -
  Unearned ESOP compensation decrease                          61         75
                                                           ------     ------
     Net cash provided (used) by financing activities      $6,981    ($4,188)
                                                           ------     ------
     Increase (decrease) in cash and cash equivalents       ($618)    $1,700

     Cash and cash equivalents at beginning of period       5,131      2,631
                                                           ------     ------
     Cash and cash equivalents at end of period            $4,513     $4,331
                                                           ======     ======

                         MBLA FINANCIAL CORPORATION
                    Consolidated Statements of Cash Flows
                              (Continued)

                                                           Nine Months Ended
                                                               March 31,
                                                            1997       1996
                                                             (In thousands)
                                                           ------     ------
Supplemental cash flow disclosures:
  Cash paid for:
     Interest                                              $5,312     $4,386

     Income Taxes                                            $518       $527

Noncash activity:
  Loans transferred to real estate owned                      $30       $103





See accompanying Notes to Unaudited Consolidated Financial Statements

                 MBLA FINANCIAL CORPORATION AND SUBSIDIARY
           Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles
     (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and nine month periods ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1997.

     The unaudited consolidated financial statements include the amounts of MBLA Financial Corporation (the "Holding Company") and its wholly-owned subsidiary, Macon Building and Loan Association, (the "Association"), and the Association's wholly-owned subsidiary, MBL Financial Services, for the three months ended March 31, 1997 and the nine months ended March 31, 1997. The consolidated financial statements for the prior periods include accounts of the Holding Company and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

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

     The stock options awarded to officers and other key employees are exercisable on a cumulative basis in equal installments over varying time periods, depending upon the officer's or employee's position with the Association. At June 24, 1993, 172,500 stock options were issued with 9,833 reserved for future use and 162,667 granted. As of March 31, 1997, 22,944 options had been exercised, leaving a total of 139,723 which had not been exercised.

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

(4)  Stock Repurchase Program

     On November 15, 1996, MBLA Financial Corporation announced it was extending its previously announced common stock repurchase program.
     Under the extended program, the company is seeking to repurchase up to an additional 15% (200,844) of its outstanding common shares. As of May 1, 1997, MBLA Financial Corporation has repurchased a total of 422,134 shares of its common stock.

(5)  Commitments and Contingencies
     Commitments to originate and purchase mortgage loans of $2.392 million (of which $1.276 million are adjustable-rate commitments) at March 31, 1997, represent amounts which the Association plans to fund within the normal commitment period of sixty to ninety days. As of March 31, 1997, the Association had a commitment to purchase a 7.80% $15 million quarterly callable FHLB Bond due October 22, 2004. This purchase will be funded with a $15 million 1-month Libor advance from the FHLB which can be paid-off if bond is called. The Association had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at March 31, 1997.

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

     The business of the Association consists principally of attracting deposits from the general public and using such deposits to purchase and originate mortgage loans secured by one-to four-family residences. The servicing rights on substantially all loans purchased by the Association are retained by the sellers. To a lesser extent, the Association invests in U.S. government and federal agency securitiesand mortgage-backed and related securities, interest-earning deposits and commercial and multi-family real estate loans and consumer loans.

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


Liquidity and Capital Resources

     The Holding Company and Association's most liquid assets are cash, due from banks and interest-earning deposits. The levels of these assets are dependent on the Association's lending, investing, operating, and deposit activities during any given period. At March 31, 1997, cash, due from banks and interest-earning deposits totalled $4.513 million.

     The Association's primary sources of funds are deposits, advances from the FHLB, proceeds from principal and interest payments on loans, proceeds from principal and interest paymentson mortgage-backed and related securities, and proceeds from the maturing of investment securities. While maturity and scheduled amortization of loans and investment securities are predictable sources of funds, deposit inflows and mortgage prepayments are greatly influenced by local conditions, general interest rates and regulatory changes.

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, due from banks, interest-earning deposits, short and intermediate term U.S. Government and government agency securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. The current required liquidity ratio is 5%. The Association historically has maintained a level of liquid assets in excess of this regulatory requirement. The Association's liquidity ratios were 10.35% and 10.41% at March 31, 1997 and 1996, respectively. Liquidity management for the Association is both a daily and long term function of the Association's management strategy. In the event that the Association should require funds beyond its ability to generate internally, additional sources of funds are available through the use of Federal Home Loan Bank advances and reverse repurchase agreements.

     The primary investment activity of the Association is the origination and purchase of mortgage loans. During the three months ended March 31, 1997 and 1996, the Association originated and purchased mortgage loans in the aggregate amount of $2.632 million and $6.276 million, respectively. Another investment activity of the Association is the investment of funds in U.S. Treasury securities, agency bonds, mortgage-backed securities, collateralized mortgage obligations and FHLB overnight funds. During periods when the Association's loan demand is limited, the Association may purchase short-term investment securities to obtain a higher yield than otherwise available.

     At March 31, 1997, the Association had outstanding loan commitments to originate and purchase $2.392 million of loans. The Association believes that it will have sufficient funds available to meet all of these commitments. At March 31, 1997, the Association had no outstanding commitments to sell mortgage loans, mortage-backed and related securities, or any other investment securities. Should the Association need to, the Board of Directors has authorized management to obtain additional short-term advances from the Federal Home Loan Bank of Des Moines to fund loan purchases. At March 31, 1997, certificates of deposit which are scheduled to mature in one year or less from March 31, 1997, totalled $69.676 million. Management believes that a significant portion of these funds will remain with the Association.

     At March 31, 1997, the Association exceeded each of the three OTS capital requirements. The Association's ratios were: 12.92% tangible capital ratio; 12.92% core capital ratio; and 36.14% risk-based capital ratio. These regulatory capital ratio requirements at March 31, 1997 were 1.5%, 3.0%, and 8.0%, respectively.


Changes in Financial Condition

     Total assets increased $8.744 million to $209.783 million at March 31, 1997 from $201.039 million at June 30, 1996. Cash due from banks and interest-earning deposits decreased $618,000 to $4.513 million. Loans receivable increased $9.594 million to $116.079 million at March 31, 1997 from $106.485 million at June 30, 1996. Mortgage-backed and related securities decreased $1.586 million to $69.543 million at March 31, 1997. Investment securities decreased $94,000 to $12.343 million at March 31, 1997. FHLB stock increased $1.396 million to $5.652 million at March 31, 1997.

     Deposits increased $11.733 million or 13.53% from $86.716 million at June 30, 1996 to $98.449 million at March 31, 1997. The average cost of deposits increased from 5.46% at June 30, 1996 to 5.58% at March 31, 1997. Advances from the Federal Home Loan Bank of Des Moines decreased $3.160 million to $81.926 million at March 31, 1997 from $85.086 million at June 30, 1996. The average cost of advances decreased from 5.61% at June 30, 1996 to 5.47% at March 31, 1997.

     Stockholders' equity increased $245,000 or 0.87% to $28.313 million at March 31, 1997, from $28.068 million at June 30, 1996. MBLA Financial Corporation's capital to assets ratio was 13.50% as of March 31, 1997 as compared to 13.96% at June 30, 1996.


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

     The Association utilizes ARMs to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. Management is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's directive that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 88.52% of Macon Building and Loan Association's mortgage loan portfolio as of March 31, 1997, consisted of ARMs, including ARM loans secured by commercial real estate. Approximately 87.18% of all ARMs, or 77.17% of all loans, are adjustable in one, two, or three years from March 31, 1996.

FASB 115

     MBLA Financial Corporation and Macon and Building and Loan Association have adopted and implemented FASB 115 which requires investments in equity securities that have readily determinable fair values and all investments in debt securities be classified as either: (1) held-to-maturity, (2) trading securities or (3) available-for-sale.

     During the fourth quarter of fiscal year ended June 30, 1994, MBLA Financial Corporation and Macon Building and Loan Association classified all securities as available-for-sale with all investments reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity. At March 31, 1997, the effect on stockholders' equity was an addition of $545,000 net of deferred income taxes as compared to an addition of $154,000 at June 30,1996 net of deferred income taxes.


Asset Quality

     The Holding Company and the Association regularly review interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Association's non-accrual mortgage loans delinquent more than 90 days decreased $149,000 from $663,000 at June 30, 1996 to $514,000 at March 31, 1997.

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

                                 MBLA FINANCIAL CORPORATION
                                        Asset Quality


                                 March 31, December September  June  March 31,
                                    1997     1996     1996     1996     1996
                                   ------   ------   ------   ------   ------
                                                (Dollars in thousands)
Non-accrual mortgage loans
  delinquent more than 90 days       $514     $532     $405     $663     $593
Non-accrual other loans
  delinquent more than 90 days          0        0        0        0        0
Total non-performing loans            514      532      405      663      593
Real estate owned and in-
  substance foreclosed loans
  net of related allowance              0       15       30       23       50
                                   ------   ------   ------   ------   ------
Total non-performing assets          $514     $547     $435     $686     $643

Non-performing loans to
  total loans                        0.44%    0.48%    0.37%    0.62%    0.62%
Non-performing assets to
  total assets                       0.25%    0.26%    0.19%    0.34%    0.33%

Allowance for loan losses
  to non-performing loans          111.87%  105.26%  137.04%   80.69%   90.22%

Results of Operations

     Comparison of quarterly results in this section are between the three month periods ended March 31, 1997, and March 31, 1996 and between the nine month periods then ended.


General

     Net income for the third quarter ended March 31, 1997 was $371,000, an increase of $11,000 or 3.06% over the $360,000 net income for the third quarter ended March 31, 1996. Earnings per share for the quarter ended March 31, 1997 were 27 cents per share as compared to 26 cents per share for the quarter ended March 31, 1996. Net income for the nine months ended March 31, 1997 was $999,000, a decrease of $10,000 or 0.99% of the $1.009 million net income for the same period ended March 31, 1996. Earnings per share for the nine month period ended March 31, 1997 were 72 cents per share as compared to 71 cents per share for the nine months ended March 31, 1996.

     Net income for the nine months ended March 31, 1997 was reduced by the one-time special assessment paid by institutions whose deposit accounts are insured by the Savings Association Insurance Fund (SAIF). The special assessment reduced pre-tax consolidated earnings for the nine months ended March 31, 1997 by approximately $558,000. Based on an estimated effective tax rate of 37%, the after-tax charge was approximately $352,000.


Interest Income

     Interest income increased $232,000 or 7.02% to $3.539 million for the quarter ended March 31, 1997 from $3.07 million for the quarter ended March 31, 1996. Interest income for the nine months ended March 31, 1997 increased $1.071 million or 10.67% to $11.104 million over the same period ended March 31, 1996.

     Interest on mortgage loans increased $152,000 and $595,000 for the three and nine month periods ended March 31, 1997 over the same periods ended March 31, 1996. Interest on investment securities increased $26,000 and $586,000 for the three and nine month periods ended March 31, 1997 over the same periods ended March 31, 1996. The increase in interest income for the nine months is attributable to the purchase of an 8% FHLB quarterly callable bond due March 26, 2004. This was funded with a FHLB one-month Libor advance with the same maturity that could be paid-off on any quarterly call date. The bond was called December 26, 1996 and the advance was paid-off on the same date. Interest on mortgage-backed and related securities increased $9,000 for the three months ended March 31, 1997 and decreased $56,000 for the nine months ended March 31, 1997 as compared to the same periods ended March 31, 1996.


Interest Expense

     Interest expense for the quarter ended March 31, 1997 was $2.511 million as compared to $2.338 million for the quarter ended March 31, 1996, an increase of $173,000 or 7.40%. Interest expense on deposits increased $144,000 to $1.324 million at March 31, 1997 from $1.180 million at March 31, 1996. Interest expense on advances increased $29,000 to $1.187 million at March 31, 1997 from $1.158 million at March 31, 1996.

     Interest expense for the nine months ended March 31, 1997 was $7.714 million as compared to $7.262 million for the nine months ended March 31, 1996, an increase of $452,000 or 6.22%. Interest expense on deposits increased $222,000 for the nine months ended March 31, 1997 to $3.726 million, an increase of 6.34%. Interest expense on advances increased $230,000 from $3.758 million at March 31, 1996 to $3.988 million at March 31, 1997, an increase of 6.12%. The increase on interest expense on advances is attributable to the one-month Libor financing obtained on the 8% FHLB bond
discussed under Interest Income.   The average cost of funds which includes
both interest paid on deposits and interest paid on advances, increased from 5.53% at March 31, 1996 to 5.54% at March 31, 1997.


Net Interest Income

     Net interest income before provisions for loan losses was $1.028 million for the quarter ended March 31, 1997 as compared to $969,000 for the quarter
ended March 31, 1996, an increase of$59,000 or 6.09%.   Net interest income
before provision for loan losses was $3.390 million for the nine months ended March 31, 1997 as compared to $2.771 million for the nine months ended March 31, 1996, an increase of $619,000 or 22.34%.


Noninterest Income

     Other income for the quarter ended March 31, 1997 was $5,000 as compared to $13,000 for the same quarter of the previous year. Other income for the nine months ended March 31, 1997 was $11,000 as compared to $19,000 for the nine months ended March 31, 1996. Other income is not considered a significant part of the overall income of the company.


Noninterest Expense

     Noninterest expense for the quarter ended March 31, 1997 decreased $9,000 to $392,000, a decrease of 2.24% as compared to $401,000 for the quarter ended March 31, 1996. Noninterest expense for the nine months ended March 31, 1997 increased $580,000 to $1.737 million, an increase of 50.13% as compared to $1.157 million for the nine months ended March 31, 1996. The increase in noninterest expense for the nine months ended March 31, 1997 is due to the one-time special assessment paid by institutions whose deposit accounts are insured by the SAIF. The special assessment was approximately $558,000.


Provision for Loan Losses

     At March 31, 1997, the provision for loan losses general loan valuation allowance is $575,000. For the three months ended March 31, 1997, provision for loan losses was increased $15,000 as compared to no increase during the
same quarter ended March 31, 1996.   For the nine months ended March 31, 1997,
provision for loan losses was increased $40,000 as compared to no increase during the same period ended March 31, 1996. The Association has a policy of maintaining a general loan valuation allowance of one-half of one percent of outstanding loans.

Income Tax

     The provision for federal and state income taxes increased $34,000 to $255,000 for the quarter ended March 31, 1997 as compared to $221,000 for the quarter ended March 31, 1996. The provision for federal and state income taxes increased $1,000 to $625,000 for the nine months ended March 31, 1997 as compared to $624,000 for the same period ended March 31, 1996.

                 MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                     Part II  --  Other Information

Item 1    Legal Proceedings
          The Holding Company and the Association are not involved in any pending legal proceedings other than legal proceedings incident to the business of the Holding Company and theAssociation, which involve amounts in the aggregate which managementbelieves are immaterial to the financial condition and results of operations of the HoldingCompany and the Association.

Item 2    Changes in Securities
          Not applicable.

Item 3    Default upon Senior Securities
          Not applicable.

Item 4    Submission of Matters to a Vote of Security Holders
          Not applicable.

Item 5    Other Information
          None.

Item 6    Exhibits and Reports on Form 8-K
          (a)   Exhibit 11.  Statement re:  Computation of Per Share Earnings
                                                            Quarter Ended
                                                            Mar. 31, 1997
                                                            -------------
          1.  Net income                                    $     371,000
                                                            =============

          2.  Weighted average common shares outstanding        1,296,915

          3.  Common stock equivalents due to dilutive effect
              of stock options                                     73,026

          4. Total weighted average common shares and ------------- equivalents outstanding for primary earnings
              per share computation                             1,369,941
                                                            =============

          5.  Primary earnings per share                    $        0.27
                                                            =============

          6.  Weighted average common shares outstanding        1,369,941

          7.  Additional dilutive shares using the higher
              of the end of period market value versus average
              market value for the period utilizing the
              treasury stock method regarding stock options         2,104
                                                            -------------

          8. Total weighted average common shares and equivalents outstanding for fully diluted earnings per share
              computation                                       1,372,045
                                                            =============

          9.  Fully diluted earnings per share              $        0.27

          (b) There were no reports filed on Form 8-K.

                 MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                                Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused thisreport to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MBLA Financial Corporation
                                         --------------------------
                                                (Registrant)

Dated May 1, 1997                        /s/ John T. Neer
                                         -----------------
                                         John T. Neer
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)

Dated May 1, 1997                        /s/ Clyde D. Smith
                                         -------------------
                                         Clyde D. Smith
                                         Vice President and Chief Financial
                                         Officer
                                         (Principal Financial Officer)