Form 10KSB40
period 1997-06-30
MBLA FINANCIAL CORP
filed 1997-09-30
CIK 897999

SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, DC  20549
                                          FORM 10-KSB

                          Annual report pursuant to Section 13 of the
                                Securities Exchange Act of 1934

                            For the fiscal year ended June 30, 1997

                                  Commission File No. 0-21482

                                  MBLA FINANCIAL CORPORATION
                    (exact name of registrant as specified in its charter)

                              DELAWARE                    43-1637679
                     (State of Incorporation)        (IRS Employer I.D. No.)

                               101 VINE STREET, MACON, MISSOURI 63552
                               (Address of principal executive office)

                                        (816) 385-2122
                     (registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(b) of the Act:  None

                 Securities registered pursuant to Section 12(g) of the Act:

                            COMMON STOCK, PAR VALUE $.01 PER SHARE
                                       (Title of class)

        The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such requirements for the past 90 days.
 Yes [X]   No [ ].

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-KSB or any amendment to this Form 10-KSB ________ .

        The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $24,360,946 and is based upon the last sales price as quoted on the NASDAQ National Market for June 30, 1997.

        As of June 30, 1997, the Registrant had 1,298,412 shares outstanding.

        Revenues for the fiscal year ended June 30, 1997: $15,040,000.

        Transitional Small Business Disclosure Format (check one):
         Yes __________    No _____X____ .

                          DOCUMENTS INCORPORATED BY REFERENCE

        PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED JUNE 30, 1997 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-KSB.

        THE PROXY STATEMENT FOR THE THIRD ANNUAL MEETING OF STOCKHOLDERS IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I

Item  1.            Business.......................................          1
Item  2.            Properties.....................................         34
Item  3.            Legal Proceedings..............................         34
Item  4.            Submission of Matters to a Vote of Security Holders     35
Additional Item.    Executive Officers of the Registrant...........         35

PART II

Item  5.            Market for Registrant's Common Equity and
                      Related Stockholder Matters....................       35
Item  6.            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...      35
Item  7.            Financial Statements and Supplementary Data.......      35
Item  8.            Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure..........      35

PART III

Item  9.            Directors and Executive Officers of the Registrant..    35
Item 10.            Executive Compensation..............................    36
Item 11.            Security Ownership of Certain Beneficial Owners
                      and Management....................................    36
Item 12.            Certain Relationships and Related Transactions.......   36
Item 13.            Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K........................................   37
SIGNATURES        .......................................................   38

                                     PART I

ITEM 1.   BUSINESS.
-------------------
     On June 24, 1993, MBLA Financial Corporation (the "Company") closed its public offeringfor 1,725,000 shares of its common stock and acquired Macon Building and Loan Association, Macon, Missouri (the "Association" or "Macon") as a part of the Association's conversion from a mutual to a stock state chartered savings and loan association. The Company was incorporated under Delaware law on February 23, 1993. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Company does not transact any material business other than through the Association. Approximately 50% of the net conversion proceeds amounting to $8.2 million which was retained by the Company was principally invested in deposits with the Association and a $685,000 loan to the Association's Employee Stock Ownership Plan ("ESOP") in order to fund the ESOP's purchase of stock in the Association's conversion. The Company paid dividends of $ .40 per share, representing a dividend payout ratio of 35.6%, for the year ended June 30, 1997. At June 27, 1997, the Company had approximately 450 stockholders of record of the 1,298,412 shares of common stock outstanding. This does not reflect the number of persons or entities who may hold their stock in nominee or "street" name through brokerage firms.

     The Association has operated for over 100 years and was originally organized in 1885 as a Missouri-chartered building and loan association. The Association converted to a Federal chartered savings & loan effective June 1, 1995. The Association is a member of the Federal Home Loan Bank (the "FHLB") System and its deposit accounts are insured up to applicable limits by the FDIC. At June 30, 1997 the Association had total assets of $234.8 million and stockholders' equity of $28.5 million.

     The Association offers a variety of financial services to meet the needs of the communities it serves. The Association's principal business has been and continues to be attracting retail deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans through purchases and originations. To a lesser extent, the Association invests in U.S. government federal agency securities and mortgage-backed and related securities, interest-earning deposits, commercial and multi-family real estate loans and consumer loans. The Association's revenues are derived principally from interest on its mortgage loan and mortgage-backed and related securities portfolios and earnings on its investment securities. The Association's primary sources of funds are deposits and principal and interest payments on loans and mortgage-backed and related securities. The Association's primary expense is interest paid on deposits.

                         MARKET AREA

     The Association currently operates out of its main office in Macon and one branch office located in Moberly, Missouri. The Association's deposit gathering base is concentrated in Macon and Randolph Counties in Missouri. Due to the low demand for loans in the Association's primary market area, at June 30, 1997, approximately $113.7 million or 89.4% of the Association's total loan portfolio consisted of loans purchased from selected mortgage banking companies and financial institutions secured by properties located primarily in Columbia, Missouri and to a lesser extent, other cities in central Missouri.

                         LENDING ACTIVITIES

        Loan Portfolio Composition. The Association's loan portfolio composition consists primarily of conventional adjustable-rate and fixed-rate first mortgage loans secured by one- to four-family residences. The Association also makes multi-family and commercial real estate mortgage loans, and consumer loans. At June 30, 1997, the Association's mortgage loans outstanding were $126.2 million, of which $115.1 million were one- to four-family residential mortgage loans. Of the total loans outstanding at that date, $113.0 million were ARMs and $14.2 were fixed-rate loans. At that same date, commercial real estate loans totalled $9.8 million. At June 30, 1997, purchased whole mortgage loans and participations totalled $113.7 million or 89.4% of the Association's loan portfolio. These loans were purchased without recourse and are serviced by the sellers.

        Other loans held by the Association, which primarily consisted of consumer loans, totalled $1.0 million or .77% of total loans outstanding at June 30, 1997. There were no loans held for sale at June 30, 1997.

        Loan Purchases and Originations. The Association purchases and originates loans, which are secured by first mortgages on owner-occupied one- to four-family residences and commercial real estate located primarily in Columbia, Missouri and to a lesser extent, other cities in central Missouri. The Association has purchased and originated primarily ARM loans and to a lesser extent 15 and 20 year fixed-rate mortgage loans the amount of which is dependent upon relative customer demand as well as current and expected future levels of interest rates. The Association has historically had a low demand for loans in its primary market area and thus purchases loans, primarily one- to four-family ARM loans from selected mortgage banking companies and financial institutions. The Association utilizes the same underwriting standards for loan purchases as it uses for the loans it originates. The servicing rights on substantially all of the loans purchased by the Association are retained by the loan originator.

The following table sets forth as of June 30, 1997, the portions of the Association's loan portfolio which had been purchased from others and originated by the Association.

                                                           At June 30, 1997
                                   Purchased (1)                Originated                  Total
                                     Amount       Percent        Amount      Percent       Amount     Percent
                                                       (Dollars in thousands)
                                   ----------     -------       ---------     ------       --------     -----
Mortgage Loans:
One-to four-family                   $103,542      81.43%        $ 11,562      9.09%       $115,109      0.52%
Multi-family                              994        .78              253      0.20           1,247      0.98
Commercial real estate                  8,799       6.92            1,025      0.81           9,824      7.73
                                   ----------     -------       ---------     ------       --------     -----
Total mortgage loans                  113,335      89.13           12,840     10.10         126,175     99.23
                                   ----------     -------       ---------     ------       --------     -----

Other loans:
Home improvement                           --         --              270      0.21             270      0.21
Loans on savings accounts                  --         --              342      0.27             342      0.27
Other                                     372       0.29               --        --             372      0.29
                                   ----------     -------       ---------     ------       --------     -----
Total other loans                         372       0.29              612      0.48             984       .77
                                   ----------     -------       ---------     ------       --------     -----
Total gross loans                    $113,707      89.42%         $13,452     10.58%       $127,159    100.00%
                                   ==========      ======       =========     ======       ========    =======

(1) Includes both purchased whole loans and loan participations.


The following table sets forth the composition of the Association's mortgage and other loan portfolios and mortgage-backed  securities portfolio in dollar amounts and in percentages at the dates indicated.

                                                    AT JUNE 30,
                            1997              1996              1995              1994              1993
                               PERCENT           PERCENT           PERCENT           PERCENT           PERCENT
                       AMOUNT  OF TOTAL  AMOUNT  OF TOTAL  AMOUNT  OF TOTAL  AMOUNT  OF TOTAL  AMOUNT OF TOTAL
                       ------  --------  ------  --------  ------  --------  ------  --------  ------  -------
                                                     (Dollars In Thousands)
Mortgage loans:
 One-to-four family  $115,104   90.52%  $97,017   90.67%  $92,731   88.01%  $80,055   85.67%  $62,576   88.32%
 Multi-family           1,247    0.98     1,367    1.27     4,401    4.18     4,708    5.04     2,728    3.85
Commercial real estate  9,824    7.73     7,643    7.15     7,102    6.74     7,411    7.93     4,238    5.98
                       ------  --------  ------  --------  ------  --------  ------  --------  ------  -------
Total mortgage loans  126,175   99.23   106,027   99.09   104,234   98.93    92,174   98.64    69,542   98.15

OTHER LOANS:
HOME IMPROVEMENT          270    0.21       277    0.26       378    0.36       406    0.43       263    0.37
LOANS ON SAVINGS
  ACCOUNTS                342    0.27       283    0.26       289    0.27       363    0.39       390    0.55
OTHER LOANS -- FHA
NON-MORTGAGE              372    0.29       415    0.39       459    0.44       502    0.54       661    0.93
                       ------  --------  ------  --------  ------  --------  ------  --------  ------  -------
TOTAL OTHER LOANS         984    0.77       975    0.91     1,126    1.07     1,271    1.36     1,314    1.85
TOTAL LOANS
  RECEIVABLE         $127,159  100.00% $107,002  100.00  $105,360  100.00%  $93,445  100.00%  $70,856  100.00%
                       ------  --------  ------  --------  ------  --------  ------  --------  ------  -------
ADD:
PREMIUM ON PURCHASED
  LOANS              $      8          $      8          $      9           $    11           $    14
DEFERRED LOAN COSTS        27                26                31                29                17
LESS:
LOANS IN PROCESS          116                16               165               111                --
UNEARNED DISCOUNTS,
  PREMIUMS AND DEFERRED
  LOAN FEES, NET           --                --                --                --                 5
ALLOWANCE FOR LOAN LOSSES 630               535               535               425               350
                       ------            ------            ------            ------            ------
LOANS RECEIVABLE,NET $126,448          $106,485          $104,700           $92,949           $70,532
                      =======           =======           =======            ======            ======
MORTGAGE-BACKED SECURITIES, NET:
FHLMC                 $   950    1.37% $  1,220    1.72% $  1,470    2.11%  $ 1,798   12.21%  $ 2,925   16.90%
FHLMC ARM                 245     .36       335     .47       507     .73       658    4.47     1,085    6.26
FNMA/GNMA ARM          16,458   23.86    19,529   27.46    25,062   36.07       600    4.08       761    4.40
FNMA/FHLMC REMIC       50,586   73.34    50,546   71.06    43,224   62.21    12,130   82.39    12,513   72.29
Total mortgage-backed  ------  --------  ------  --------  ------  --------  ------  --------  ------  -------
  securities           68,239   98.93    71,630  100.71    70,263  101.12    15,186  103.15    17,284   99.85
Net premiums & discounts (351)   (.51)     (779)  (1.10)   (1,044)  (1.50)        3    0.02        26     .15
SFAS #115 Adjustment to
  Fair Value            1,087    1.58       278     .39       263     .38      (467)  (3.17)       --     .00
Net mortgage-backed    ------  --------  ------  --------  ------  --------  ------  --------  ------  -------
  securities          $68,975  100.00%  $71,129  100.00%  $69,482  100.00%  $14,722  100.00%  $17,310  100.00%
                       ======  ======    ======  ======    ======  ======    ======  ======    ======  ======
                                                    4

The following table sets forth the Association's mortgage loan purchases and originations, other loans and mortgage-backed securities purchased, sales and principal repayments for the periods indicated:

                                                 Year ended June 30,
                                          1997          1996         1995
                                                    (in thousands)
Mortgage loans (gross):
  At beginning of period               $ 106,027      $104,234      $92,174
                                       ---------      --------      -------
  Mortgage loans purchased:
  One-to four-family                      29,077        14,872      22,076
  Multi-family                             1,464            --          --
  Commercial real estate                   1,672         1,631          --
                                       ---------      --------     --------
Total mortgage loans purchased            32,213        16,503       22,076
                                       ---------      --------     --------

Mortgage loans originated:
  One-to four-family                         983           978        2,007
  Multi-family                                --            --           --
  Commercial real estate                     319            --           --
                                      ----------      --------     --------
  Total mortgage loans originated          1,302           978        2,007
  Total mortgage loans purchased and
  originated                              33,515        17,481       24,083
                                       ---------      --------     --------

Transfer of mortgage loans to foreclosed REO  30           103           49
Principal repayments                      13,337        15,585       11,974
                                       ---------      --------     --------
At end of period                        $126,175      $106,027     $104,234
                                        ========      ========     ========
Other loans:
  At beginning of period                $    975      $  1,126     $  1,271
  Other loans originated                     449           307          425
  Other loans purchased                       --            --           --
  Principal repayments                      (440)         (458)        (570)
                                        --------      --------     --------
  At end of period                      $    984      $    975     $  1,126
                                        ========      ========     ========

Mortgage-backed securities:
  At beginning of period                $ 71,129      $ 69,482     $ 14,722
  Mortgage-backed securities purchased    17,000        11,023       55,041
  Mortgage-backed securities sold        (16,576)       (3,501)          --
  Amortization and repayments             (3,387)       (5,890)      (1,011)
  SFAS #115 Adjustment to Fair Value         809            15          730
                                        --------      --------     --------
At end of period                        $ 68,975      $ 71,129     $ 69,482
                                        ========      ========     ========

LOAN AND MORTGAGE-BACKED SECURITIES BY CONTRACTUAL MATURITY

        The following table shows the maturity of the Association's loan and mortgage-backed securities portfolios at June 30, 1997. The table does not include prepayments or scheduled principal amortization.
Prepayments and scheduled principal amortization on loans and mortgage-backed securities totalled $17.2 million, $21.9 million, and $13.7 million for the years ended June 30, 1997, 1996 and 1995, respectively.

                                                            At June 30, 1997
                                      Mortgage Loans                            Totals
                                                            (In Thousands)
                            ---------------------------------    ---------------------------------------
                                                                         Total        Mortgage-
                            One-to-       Multi-   Commercial    Other   Loans        Backed
                            Four-Family   Family   Real Estate   Loans   Receivable   Securities   Total
                            -----------   ------   -----------   ------  ----------   ----------  -------
Amounts due:
  Within 1 year             $        26   $   --   $        --   $  344  $      370   $       62  $   432
                            -----------   ------   -----------   ------  ----------   ----------  -------
  After 1 year:
    1 to 3 years                  1,116       --            32       62       1,210           --    1,210
    3 to 5 years                  1,314       28            --       77       1,419           --    1,419
    5 to 10 years                 2,701       --            30      491       3,222          909    4,131
   10 to 20 years                93,521    1,219         8,278       10     103,028           --  103,028
    over 20 years                16,426       --         1,484       --      17,910       68,004   85,914
                            -----------   ------   -----------   ------  ----------   ----------  -------
 Total due after 1 year         115,078    1,247         9,824      640     126,789       68,913  195,702
                            -----------   ------   -----------   ------  ----------   ----------  -------
 Total amounts due              115,104    1,247         9,824      984     127,159       68,975  196,134
                            -----------   ------   -----------   ------  ----------   ----------  -------
  Loans in process                 (116)      --            --       --        (116)          --     (116)
Unearned deferred loan fees          27       --            --       --          27           --       27
Allowance for loan losses          (570)      (6)          (51)      (3)       (630)          --     (630)
Premiums on purchased loans          --       --            --        8           8           --        8
                            -----------   ------   -----------   ------  ----------   ----------  -------
Loans receivable and
  mortgage-backed
  securities, net           $   114,445   $1,241   $     9,773   $  989  $  126,448   $   68,975 $195,423
                            ===========   ======   ===========   ======  ==========   ========== ========

        The following table sets forth at June 30, 1997, the dollar amount of all loans and mortgage-backed securities due after June 30, 1998, and whether such loans have fixed interest rates or adjustable interest rates.
                                                       Due after June 30, 1998
                                             Fixed              Adjustable        Total
                                                             (in thousands)
Mortgage loans:                           ---------            -----------     ----------
  One-to four-family                        $ 8,325               $107,124       $115,449
  Multi-family                                  174                  1,072          1,246
  Commercial real estate                      5,304                  4,520          9,824
Other loans                                      12                    258            270
                                          ---------            -----------     ----------
  Total loans receivable                     13,815                112,974        126,789
Mortgage-backed securities                      909                 68,004         68,913
  Total loans receivable and              ---------              ---------      ---------
   mortgage-backed securities               $14,724               $180,978       $195,702
                                            =======               ========       ========


                                             6

Purchased Loans. Due to low loan demand in its primary market area, the Association has historically purchased a significant amount of mortgage loans, substantially all of which have been ARM loans, including one- to four- family, commercial real estate and multi-family. The Association purchases both whole mortgage loans, and to a lesser extent, participation interests of less than 100 percent from selected mortgage banking companies and financial institutions. At June 30, 1997, purchased mortgage loans totalled $113.7 million, or 89.4%, of the gross loan portfolio. Approximately $91.9 million or 81% of the loans purchased by the Association are from thrift institutions located in Fulton and Columbia, Missouri and a mortgage banking company located in Columbia, Boone County, Missouri. The Association has done business with these institutions for over ten years. Substantially all of the purchased loans are first mortgage loans and are secured by one- to four-family residential properties consisting of single family homes. The Association has occasionally purchased commercial real estate loans. The Association does not issue forward commitments to purchase loans.

        The vast majority of one- to four-family residential mortgage loans purchased by the Association are secured by properties that serve as the primary residence of the borrower. As part of management's strategy to reduce the Association's vulnerability to interest rate risk, substantially all of the loans purchased have been ARM loans. Although the terms of the purchased ARM loans vary, all provide for qualification of the borrowers at the fully indexed rate. The Association does not purchase delinquent loans or any loan that has ever shown a history of late mortgage payments.

        ONE- TO FOUR-FAMILY MORTGAGE LENDING. The Association's primary lending activity is the purchase and origination of first mortgage loans secured by one- to four-family residences. Typically, such residences are single-family homes that serve as the primary residence of the owner. The Association generally purchases and originates one- to four-family residential mortgage loans in amounts up to 95% of the lesser of the appraised value or selling price of the mortgaged property. Loans purchased or originated in amounts over 80% of the lesser of the appraised value or selling price of the mortgaged property, other than loans to facilitate the sale of real estate acquired through foreclosure, must be owner-occupied and private mortgage insurance must be provided by the borrower on the amount in excess of 80%. The Association had 139 one- to four-family loans with principal balances that exceeded $250,000 at June 30, 1997. The largest of such loans had an outstanding balance of $1.6 million. All such loans are current.

        At June 30, 1997, the purchased one- to four-family loans were being serviced by approximately 14 companies. Substantially all of these loans are being serviced by two servicers who service approximately $107.7 million or approximately 95% of Macon's purchased loans. Servicers generally receive a fee of 25 to 38 basis points on all loans serviced. The Association has experienced low levels of delinquencies and losses from its purchased one- to four-family mortgage loans. At June 30, 1997, loans totalling $577,000, or .45% of the Association's portfolio were 90 days or more delinquent.

        Loan originations are generally obtained from existing or past customers, members of the local community, and realtors within the Association's lending area. The Association offers both fixed-rate and ARM loans. Mortgage loans originated and held by the Association in its portfolio generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Association's consent.

        The Association offers fixed-rate mortgage loans with a 15-year and 20-year term that are underwritten by the Association on terms consistent with prevailing secondary mortgage market standards. The Association's current policy is to retain such loans in its portfolio.

        At June 30, 1997, 90.5% of total loans consisted of one- to four-family residential loans. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and loan fees for ARMs. The relative amount of fixed-rate mortgage loans and ARMs that can be originated at any time is largely determined by the demand for each in a competitive environment. The Association currently offers ARM loans, which adjust annually. The Association's ARM loans may carry an initial interest rate which is slightly less than the fully-indexed rate for the loan. The initial discounted rate is determined by the Association in accordance with market and competitive factors. The ARM loans currently being purchased and originated by the Association adjust by a maximum of 1% to 2% per adjustment and have a lifetime cap of 4% to 6% over the initial interest rate. ARM loans are originated for a term of up to 30 years.

         COMMERCIAL REAL ESTATE/MULTI-FAMILY LENDING. The Association also purchases and originates loans secured by commercial real estate and multi-family dwelling units (more than four units) primarily secured by apartments and professional office buildings. At June 30, 1997, $11.1 million of the Association's total loan portfolio was invested in loans, secured by commercial real estate and multi-family dwelling units, located primarily in central Missouri. Multi-family real estate loans are generally originated at 80% or less of the appraised value of the property or selling price, whichever is less, and are generally originated on an adjustable rate basis for one to three year terms with the principal amortized on a basis of up to 25 years. The commercial real estate and multi-family ARM loans currently being purchased and originated by the Association adjust, by a maximum of 1% to 2%, per adjustment and have a lifetime cap of 4% to 6% over the initial interest rate.

        The Association originates permanent loans on commercial real estate up to 80% of the appraised value. These loans generally have repayment schedules based upon a 10 to 25 year constant payment amortization and are currently originated with an interest rate that floats and is indexed to the Eleventh District FHLB Cost of Funds.

        Of primary concern in commercial real estate and multi-family lending is the feasibility and cash flow potential of the project and the borrower's creditworthiness. Loans secured by income properties are generally larger and involve greater risks than one- to four- family residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family real estate loans to adverse conditions in the real estate market or the economy.

        CONSUMER AND OTHER LOANS. The Association also offers consumer loans to existing customers in the form of share loans, home improvement loans and automobile loans. These loans totalled $.61 million or .48% of total loans receivable at June 30, 1997. Federal regulations permit savings associations to make secured and unsecured loans up to 35% of an institution's assets. In addition, a savings association has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, and loans secured by savings accounts.

        In connection with consumer loan applications, the Association receives the borrower's income statement and reviews a credit bureau report. In addition, the relationship of the loan to the value of the collateral is considered. All automobile loan applications are reviewed and approved by the Association's President. The Association reviews the credit report of the borrower as well as the value of the unit which secured the loan.

        Under state and federal regulations, savings associations are permitted to make secured or unsecured loans for commercial, corporate, business or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable and cash equivalents. The aggregate amount of such loans outstanding may not exceed 15% of such institution's assets. The Association does not make unsecured commercial loans unless they are government insured.

        LOAN APPROVAL AUTHORITY AND UNDERWRITING. All mortgage loans purchased and originated by the Association must have the approval of the Executive Committee. The Executive Committee meets as needed. One- to four-family residential mortgage loans are generally underwritten according to the Association's written loan underwriting guidelines. For all loans originated by the Association, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required which currently is performed by an independent appraiser designated and approved by the Association. It is the Association's policy to obtain abstracts certified by licensed abstract officers and title companies or title insurance on all real estate first mortgage loans. Borrowers must also obtain hazard and flood insurance (for loans on property located in a flood zone) prior to closing the loan. For all loans, borrowers are required to advance funds on a monthly basis together with each payment of principal and interest to an escrow account from which the Association makes disbursements for items such as real estate taxes and hazard insurance premiums. For other loans, the escrow of such funds is at the borrower's option.

        The Association uses the same underwriting standards for loans it purchases as loans it originates. The Association generally requires income and deposit verification of each borrower at the time of origination of the loan. All loans must be documented, including an appraisal that substantiates the value of the subject property at the time of origination of the loan. Agreements to purchase loans include provisions allowing the Association to review all documentation to ensure compliance with the Association's underwriting standards and the right to inspect or appraise the properties within 90 to 120 days after purchase and to put back to the seller or substitute loans that do not comply with the Association's underwriting standards. In addition, the Association or its custodian obtains the original signed promissory notes after endorsement to the Association and currently requires that each mortgage or deed of trust be assigned to the Association. Furthermore, the Association generally has the right to sell a purchased loan back to the seller for a period of six months to one year, depending on which company the loan was purchased from, as a result of any material misstatement of the seller or breach by the seller of any material warranty regarding the loan. The servicing agreement generally provides that the Association may terminate the servicing agreement if (i) the seller-servicer, in the sole opinion of the Association, fails to perform its obligations under the agreement; (ii) the seller-servicer becomes insolvent or bankrupt or is placed in conservatorship or receivership; or (iii) the seller-servicer assigns or attempts to assign its rights and obligations under the agreement, without written consent of the Association. The Board of Directors ratifies all loans and participations approved by the Executive Committee.

        MORTGAGE-BACKED SECURITIES. The Company also invests in mortgage-backed and related securities. At June 30, 1997, net mortgage-backed and related securities aggregated $69.0 million, or 29.37% of total assets of which $68.0 million were adjustable-rate and $1.0 million were fixed-rate. All securities in the mortgage-backed and related securities portfolio at June 30, 1997, were insured or guaranteed by either the FNMA, GNMA or the FHLMC. All of the mortgage-backed and related securities in the portfolio have coupon rates as of June 30, 1997 ranging from 5.95% to 9.00% with a weighted average yield of 7.06% at June 30, 1997. At June 30, 1996, mortgage-backed securities totalled $71.1 million or 35.38% of total assets.

        Mortgage related securities at June 30, 1997, consisted of Real Estate Mortgage Investment Conduits ("REMICs"). REMICs are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. At June 30, 1997, the Association owned REMICs with an amortized cost of $50.2 million and a market value of $51.0 million and a weighted average yield of 7.11%. The REMICs that the Association owned at June 30, 1997 are long-term with an average estimated life of ten to fourteen years and range in original principal amount from $.6 million to $10.0 million. Management considers REMIC investments to be advantageous since they offer yields above those available for investments of comparable credit quality and duration and qualify as thrift investments under the QTL Test. Under OTS guidelines, certain REMICs are considered high risk because principal payments are distributed on a lower priority basis to these tranches (the support tranches) of the REMICs than the higher priority, planned amortization tranches. In addition, the actual terms to maturity of the support tranches may be more volatile than those of standard mortgage securities. The REMICs acquired by the Association are not interest only or principal only or residual interests. The Association has limited REMIC purchases to those that are adjustable rate and not classified as high risk under the Federal Financial Institutions Examination Counsel high-risk test. Therefore, the Association believes that the risk associated with the REMICs in its portfolio is significantly reduced.

NON-PERFORMING AND PROBLEM ASSETS

        COLLECTION PROCEDURES. With respect to originated mortgage loans, the Association's collection procedures include sending a past due notice after 10 days and a late notice after payment is 30 days past due. In the event that payment is not received, letters are sent or phone calls are made to the borrower. When contact is made with the borrower at any time prior to foreclosure, the Association will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. Generally, foreclosure notices are sent when a loan is over 60 days delinquent.

        The Association had $113.7 million in purchased loans and participations at June 30, 1997. The sellers retained servicing on substantially all of such purchased loans. The Association has no recourse against the seller on whole mortgage loans and loan participations purchased. The Association receives monthly reports from the loan servicers which it uses to closely monitor its purchased mortgage loan and loan participation portfolio. On purchased loans, the Association uses the servicer to commence foreclosure proceedings.

        The collection procedures are similar to those for the Association's own loans except that the first late notice is sent when the loan becomes 15 days delinquent.

        Uncollectible interest on loans that are contractually past due 90 days or more is charged off or an allowance is established based on management's periodic evaluation unless the obligation is well secured and in the process of collection. The allowance is established by a charge to interest income equal to all interest previously accrued.

        CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality as "substandard", "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full" "highly questionable and improbable," on the basis of currently existing facts, conditions, and values. Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

        When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss", it is required to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge-off such amount. The Association regularly reviews the assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

        As of June 30, 1997, the Association had total classified assets of $1,257,788 of which $776,927 were classified as substandard and $366,117 were classified as doubtful. Special mention assets totalled $114,744 at June 30, 1996.

DELINQUENT LOANS.

At June 30, 1997, 1996 and 1995, delinquent loans in the Association's portfolio were as follows:

                   At June 30, 1997                   At June 30, 1996
                 60-90 Days      90 Days or More 60-90 Days      90 Days or More
                Number Principal NumberPrincipal NumberPrincipal NumberPrincipal
                  of   Balance    of   Balance    of   Balance    of   Balance
                 Loans of Loans  Loans of Loans  Loans of Loans  Loans of Loans
                 ----- --------  ----- --------  ----- --------  ----- --------
                                   (Dollars in Thousands)
One-to four-family   8  $   115     11  $   577      6  $   122     13  $   663
Multi-family        --       --     --       --     --       --     --       --
Commercial real
  estate            --       --     --       --     --       --     --       --
                 ----- --------  ----- --------  ----- --------  ----- --------
Total mortgage loans 8  $   115     11  $   577      6  $   122     13  $   663
                 ===== ========  ===== ========  ===== ========  ===== ========
Delinquent loans to
  total gross loans        0.09%           0.46%           0.11%           0.62%


                                             At June 30, 1995
                                    60-90 Days           90 Days or More
                                    Number  Principal     Number Principal
                                    of      Balance       of     Balance
                                    Loans   of Loans      Loans  of Loans
                                    -----   --------      -----  --------
One- to four-family                    11    $   299          7   $   424
Multi-family                           --         --         --        --
Commercial real estate                 --         --         --        --
                                    -----   --------      -----  --------
Total mortgage loans                   11    $   299          7   $   424
                                    =====   ========      =====  ========

Delinquent loans to total gross loans           0.28%                0.40%


Non-Performing Assets. The following table sets forth information regarding delinquent loans and real estate owned by the Association at the dates indicated. At June 30, 1997, the Association had no restructured loans within the meaning of FASB Statement 15.

                                                 At June 30,
                                         1997           1996          1995
                                    -------------- ------------- -------------
                                               (Dollars in thousands)
Non-accrual mortgage loans             $   577       $    663      $    424
Non-accrual other loans                     --             --            --
                                    -------------- ------------- -------------
Total non-performing loans                 577            663           424
                                    ============== ============= =============
Total foreclosed real estate,
  net of related reserves                   --             23            --
                                    -------------- ------------- -------------
Total non-performing assets (1)       $    577        $   686      $    424
                                    ============== ============= =============

Non-performing loans to total loans       0.46%          0.62%         0.41%
Total non-performing assets to total      0.25%          0.34%         0.22%

(1) All non-performing assets at June 30, 1997 were included in classified assets at that date.

ALLOWANCE FOR LOAN LOSSES AND REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

The Association provides valuation allowances for estimated losses from uncollectible loans. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on loss experience, known and inherent risk in the portfolio, prevailing market conditions, and management's judgement as to their collectibility. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

The following table sets forth the Association's allowance for loan losses at the dates indicated:
                                               At or For the Year
                                                  Ended June 30,
                                        1997    1996    1995    1994    1993
                                       ------  ------  ------  ------  ------
                                              (Dollars in thousands)
Balance at beginning of period         $  535  $  535  $  425  $  350  $  100
Provision for loan losses                  95      --     115      75     250
Charge-offs                                --      --      (5)     --      --
Recoveries                                 --      --      --      --      --
                                       ------  ------  ------  ------  ------
Balance at end of period               $  630  $  535  $  535  $  425  $  350
                                       ======  ======  ======  ======  ======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period            --      --      --      --      --

Ratio of allowance for loan losses
  to non-performing loans at
  end of period                        109.19%  80.69% 126.16% 185.39%  87.94%

Ratio of allowance for loan losses
  to total non-performing assets at
  the end of period                    109.19%  77.99% 126.16% 183.39%  87.94%

 Ratio of allowance for loan losses
  to total loans receivable at
  the end of period                      0.50%   0.50%   0.51%   0.46%   0.50%

The following table sets forth the Association's general allowance for loan losses by type of loan for the period indicated.
                                                           At June 30,
                                      1997                   1996                   1995
                                          Percentage             Percentage             Percentage
                                          of loans in            of loans in            of loans in
                                          Category to            Category to            Category to
                                          Total                  Total                  Total
                                          Outstanding            Outstanding            Outstanding
                                Amount    Loans        Amount    Loans        Amount    Loans
                                ------    -----------  ------    -----------  ------    -----------
                                                        (Dollars in thousands)
General Allowances Allocated to:
Mortgage loans:
  One- to four-family           $  570       90.48%    $  485       90.65%    $  470       87.85%
  Multi-family                       6         .95          7        1.31         23        4.30
  Commercial real estate            51        8.10         38        7.11         37        6.92


Other loans:
  Home improvement                   1        0.16          2        0.37          2        0.37
  Loans on savings                  --          --         --          --         --          --
  Consumer                           2        0.31          3        0.56          3        0.56
                                ------    -----------  ------    -----------  ------    -----------
Total general allowance         $  630      100.00%    $  535      100.00%    $  535      100.00%
                                ======    ===========  ======    ===========  ======    ===========



                                                         14

INVESTMENT ACTIVITIES

The investment policy of the Association, which is established by the Board of Directors and implemented by the Asset/Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Association's lending activities. Investments generally are made with the intent to hold them to maturity. Savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. At June 30, 1997, the Association had investment securities with a fair value of $106.2 million as shown in the following table.

INVESTMENT ACTIVITIES:

The following table sets forth certain information regarding the amortized cost and fair values of the Company's investment securities portfolio at the dates indicated.
                                                At June 30,
                                1997               1996               1995
                          Amortized Fair     Amortized Fair     Amortized Fair
                          Cost      Value    Cost      Value    Cost      Value
                          --------- ------   --------- ------   --------- ------
                                               (In thousands)
Interest-earning deposits:
  FHLB daily time         $     --  $   --   $  4,100  $4,100   $  1,500  $1,500
  FHLB demand deposit        1,184   1,184        672     672         55      55
  Certificates of deposit    3,265   3,265         --      --         99      99
  Passbook Savings              35      35         39      39        736     736
                          --------- ------   --------- ------   --------- ------
Total interest-earning
  deposits                   4,484   4,484      4,811   4,811      2,390   2,390

Investment securities:
  U.S. Government and federal
  agency obligations        26,971  27,039     12,471  12,437     14,553  14,604
FHLB Stock                   5,652   5,652      4,256   4,256      4,091   4,091
Mortgage-backed securities  67,889  68,975     70,852  71,129     69,219  69,482
                          --------- ------   --------- ------   --------- ------
Total                     $104,996$106,150   $ 92,390 $92,633   $ 90,253 $90,567
                          ======== =======   ========  ======   ========  ======

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's investment securities at
June 30, 1997.
                                                   At June 30, 1997
                                              After One       After Five
                              One Year        Through         Through       After       Total Investment
                              or less         Five Years      10 Years      10 Years       Securities
                                   Annualized     Annualized     Annualized    Annualized     Annualized
                                   Weighted       Weighted       Weighted      Weighted       Weighted
                             Fair  Average  Fair  Average  Fair  Average Fair  Average  Fair  Average
                             Value Yield    Value Yield    Value Yield   Value Yield    Value Yield
                             ----- ------   ----- -----    ----- -----   ----- -----    ----- -----
                                                      (Dollars in thousands)
U.S. Government obligations $4,991 5.607%  $5,993 6.046%  $   --    --  $   --    --  $10,984 5.847%

FHLB Debentures              1,000 5.750%      --    --   15,055 7.800%     --    --   16,055 7.672%
                             ----- ------   ----- -----    ----- -----   ----- -----    ----- -----
Total                       $5,991 5.631%  $5,993 6.046% $15,055 7.800% $   --    --  $27,039 6.931%
                             ===== ======   ===== ======  ====== =====   ===== =====   ====== ======

AVERAGE BALANCE SHEET
The following table sets forth certain information relating to the Company's consolidated statement of financial condition at June 30, 1997, 1996 and 1995 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from monthly balances. Management does not believe that the use of month-end balances instead of average daily balances has caused any material difference in the information presented. The yields and costs include fees which are considered adjustments to yields. Average balances include nonaccruing loans.
                                                                 Year Ended June 30,
                                     1997                        1996                       1995
                           Average          Average    Average          Average    Average          Average
                           Balance Interest Yield/Cost Balance Interest Yield/Cost Balance Interest Yield/Cost
                           ------- -------- ---------- ------- -------- ---------- ------- -------- ----------
                                                           (Dollars in thousands)
Assets:
Interest-earning assets:
Loans                     $113,387   $8,254     7.28% $104,044   $7,322     7.04% $101,913   $7,039     6.91%
Interest-earning deposits    4,000      197     4.93     6,340      270     4.26     2,172       85     3.91
Investment securities and
  FHLB stock                27,142    1,860     6.85    16,615    1,040     6.26    17,442      896     5.14
Mortgage-backed securities  69,330    4,729     6.82    69,328    4,768     6.88    43,713    3,170     7.25
                           ------- -------- ---------- ------- -------- ---------- ------- -------- ----------
Total interest-earning
  assets                   213,859   15,040     7.03   196,327   13,400     6.83   165,240   11,190     6.77
Non-interest earning assets  2,484                       2,127                       2,028
                         ---------                  ----------                  ----------
Total assets              $216,343                    $198,454                    $167,268
                          ========                    ========                    ========
Liabilities:
Interest-bearing liabilities:
Passbook accounts         $  6,815   $  170     2.49  $  7,506   $  244     3.25  $  8,731   $  259     2.97
Certificates and money
  market                    85,670    4,937     5.76    78,522    4,434     5.65    78,063    3,816     4.89
FHLB Advances               94,327    5,329     5.65    81,025    4,911     6.06    50,536    3,145     6.22
                           ------- -------- ---------- ------- -------- ---------- ------- -------- ----------
Total Interest-bearing
  liabilities              186,812   10,436     5.59   167,053    9,589     5.74   137,330    7,220     5.26
                                     ------                    --------                    --------
Non-interest bearing
  liabilities                1,896                       2,661                       1,366
                        ----------                   ---------                  ----------
Total liabilities          188,708                     169,714                     138,696
Stockholders' equity        27,635                      28,740                      28,572
                         ---------                   ---------                  ----------
Total liabilities and
  Stockholders' Equity    $216,343                    $198,454                    $167,268
                          ========                    ========                    ========
Net interest income/
  interest rate spread (1)           $4,604     1.44%            $3,811     1.09%           $ 3,970     1.51%
                                     ======     =====            ======     =====           =======     =====
Net interest margin/net
  earning assets (2)                            2.15%                       1.94%                       2.40%
                                                =====                       =====                       =====
Ratio of interest-earning
  assets to interest-bearing
  liabilities               114.48%                    117.52%                      120.32%
                            =======                    =======                      =======

1) Interest rate spread represents the difference between the average on interest-earning assets and the average cost of interest-bearing liabilities.
2) Net interest margin represents net income before the provision for loan losses divided by average interest-earning assets.

SOURCES OF FUNDS

The Association's primary sources of funds are deposits, repayments on loans and mortgage-backed and related securities. The Association offers a variety of deposit accounts having a range of interest rates and terms. The Association's deposits principally consist of fixed-term certificates, regular passbook accounts, and IRAs. The Association does not offer transaction accounts. The flow of deposits is influenced significantly by general economic conditions, the restructuring of the thrift industry, changes in money market and other prevailing interest rates and competition. The Association's deposits are typically obtained from the area in which its offices are located. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits. The Association has no brokered deposits.

The Association seeks to maintain a high level of stable core deposits by advertising. The volume of passbook accounts has been increasing because of the low interest rate environment. When pricing deposits, consideration is given to local competition, the Association's gap position, U.S. Treasury rates and the need for funds. Management's strategy is to price at or just below the median competition, contingent upon the need for funds, and to stratify the pricing system to attract deposits and maintain a controlled gap position. At the present time, in order to manage its gap position, the Association has offered a more attractive rate on longer term certificates of deposit.

The following table presents the deposit activity of the Association for the periods indicated.

                                                       Year Ended June 30,
                                                  1997        1996        1995
                                                  ----        ----        ----
                                                     (In thousands)
Deposits....................................   $ 24,207     $ 9,691     $ 9,915
Withdrawals.................................     12,245      11,057      15,677
                                                 ------      ------      ------
Withdrawals in excess of deposits...........     11,962      (1,366)     (5,762)
Interest credited on deposits ..............      3,281       2,920       2,544
                                               --------    --------     -------
Total increase (decrease) in deposits.......    $15,243    $ (1,554)    $(3,218)
                                                =======    ========     =======


        At June 30, 1997, the Association had deposit accounts in the amounts of $100,000 or more maturing as follows:

One month through three months..............      $     979
Three through six months....................          1,876
Six through 12 months.......................          5,231
Over 12 months..............................          2,966
                                                  ---------
  Total.....................................      $  11,052
                                                  =========

The following table sets forth the distribution of the Association's deposit accounts based on original maturity at the dates indicated and the weighted average interest rates on each category of deposits presented. Management does not believe that the use of period end balances instead of average daily balance resulted in any difference in the information presented.

                                                        At June 30,
                                 1997                      1996                      1995
                                          Weighted                  Weighted                  Weighted
                                Percent   Average         Percent   Average         Percent   Average
                                of Total  Nominal         of Total  Nominal         of Total  Nominal
                        Amount  Deposits  Rate    Amount  Deposits  Rate    Amount  Deposits  Rate
                                                            (Dollars in thousands)
                        ------  --------  ------- ------  --------  ------- ------  --------  -------
Passbook accounts       $6,299    6.18%    3.00%  $7,575    8.74%    3.00%  $7,816    9.18%    3.00%
Certificate accounts:
Within one year         70,030   68.69     5.79   47,923   55.26     5.53   42,705   50.14     5.31
One year to three years 18,133   17.78     5.87   22,056   25.43     5.89   25,952   30.47     5.69
Over three years         1,449    1.42     5.79    3,233    3.73     6.21    3,207    3.76     6.56
Individual retirement
    accounts             6,048    5.93     5.86    5,929    6.84     5.93    5,482    6.44     5.63
                        ------  --------  ------- ------  --------  ------- ------  --------  -------
Total Certificates      95,660   93.82            79,141   91.26            77,346   90.82
                       -------   -----            ------   -----            ------   -----
Total deposits        $101,959  100.00%        $  86,716  100.00%          $85,162  100.00%
                       =======  ======            ======  ======            ======  ======


The following table presents, by various rate categories, the amount of certificate accounts outstanding at
June 30, 1997, 1996 and 1995 and the periods to maturity of the certificate accounts at June 30, 1997.

                                                               Period to Maturity from
                                  At June 30,                  June 30, 1997
                                                      Within       Two to
                             1997    1996    1995     One Year     Three Years     Thereafter     Total
                            ------  ------  ------    --------     -----------     ----------    -------
                                                (in thousands)
Certificate accounts:
  3.00% to 3.99%            $  --   $    2  $3,650     $    --      $       --     $       --    $    --

  4.00% to 4.99%            1,277    5,363  15,078       1,277              --             --      1,277

  5.00% to 5.99%           59,634   51,732  27,141      41,924          15,627          2,083     59,634

  6.00% to 6.99%           33,383   20,303  28,260      29,710           3,663             10     33,383

  7.00% to 7.99%            1,365    1,730   3,158          85           1,280             --      1,365

  8.00% to 8.99%                1       11      59          --               1             --          1
                            ------  ------  ------    --------     -----------     ----------    -------
  Total                    $95,660 $79,141 $77,346    $ 72,99      $    20,571     $    2,093    $95,660
                            ======  ======  ======    ========     ===========     ==========    =======


BORROWINGS

       Deposits are the Association's primary source of funds. The Association's policy has been to utilize borrowings only when necessary and when they are a less costly source of funds or can be invested at a positive rate of return. The Association may obtain advances from the FHLB-Des Moines upon the security of its capital stock of the FHLB-Des Moines and certain of its mortgage loans.

    At June 30, 1997, the Association had $102.9 million outstanding advances from the FHLB-Des Moines.

SUBSIDIARY ACTIVITIES

       MBL FINANCIAL SERVICES. The Association has one wholly-owned subsidiary, MBL Financial Services ("MBL") which was formed to offer various financial services to its customers. MBL is engaged in offering credit life insurance, discount brokerage services, mutual funds, unit investment trusts, and other related securities. At June 30, 1997, MBL had total assets of $8,222.

COMPETITION

       The Association's competition for loans comes principally from savings and loan associations, mortgage banking companies, and commercial banks. Its most direct competition for deposits has historically come from commercial banks and credit unions. The Association faces additional competition for deposits from short-term money market funds and other corporate and government securities funds. The Association also faces increased competition from other financial institutions such as brokerage firms. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

       The Association is a community-oriented financial institution serving its market area with a wide selection of residential loans and retail financial services. Management considers the Association's reputation for financial strength and customer service as its major competitive advantage in attracting and retaining customers in its market area. The Association also believes it benefits from its community orientation as well as its relatively high core deposit base.

PERSONNEL

       As of June 30, 1997, the Association had 12 full-time employees and 3 part-time employees. The employees are not represented by a collective bargaining unit, and the Association considers its relationship with its employees to be excellent.

RATE/VOLUME ANALYSIS

       The following table presents the extent of which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Association's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i)
changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and changes due to rate.

                             Year ended June 30, 1996 Year ended June 30, 1995 Year ended June 30, 1994
                                Compared to Year       Compared to Year       Compared to Year
                                ended June 30, 1997    ended June 30, 1996    ended June 30, 1995
                                Increase (Decrease)    Increase (Decrease)    Increase (Decrease)
                                        Due to                 Due to                 Due to
                                Volume   Rate   Net    Volume   Rate   Net    Volume   Rate   Net
                                ------   ----   ----   ------   ----   ----   ------   ----   -----
                                                          (In thousands)
Interest-earning assets:
Loans, net                      $  675  $ 257  $ 932   $  149  $ 134  $ 283   $1,605  $(418) $1,187
Mortgage-backed securities          --    (39)   (39)   1,768   (170) 1,598    1,869    424   2,293
Interest-earning deposits         (110)    37    (73)     176      9    185     (290)   (23)   (313)
Investment securities              714    106    820      (44)   188    144       93    124     217
                                ------   ----   ----   ------   ----   ----   ------   ----   -----
Total interest-earning assets   $1,279  $ 361 $1,640   $2,049  $ 161 $2,210   $3,277  $ 107  $3,384
                                ======   ====   ====   ======   ====  =====   ======   ====  ======

Interest-bearing liabilities:
Deposits                        $  359  $  70  $ 429   $  (36) $ 639 $  603   $  (99) $ 256  $  157
FHLB Advances                      766   (348)   418    1,849    (83) 1,766    2,944     23   2,967
                                ------   ----   ----   ------   ----   ----   ------   ----   -----
Total interest-bearing
  liabilities                   $1,125  $(278) $ 847   $1,813  $ 556 $2,369   $2,845  $ 279  $3,124
                                ======   ====   ====   ======   ====  =====   ======   ====  ======

Net change in interest income   $  154  $ 639  $ 793   $  236  $(395) $(159)  $  432  $(172) $  260
                                ======   ====   ====   ======   ====  =====   ======   ====  ======


                                     REGULATION

              Set forth below is a brief description of certain laws which related to the regulation of the Company and the Association. As of June 1, 1995, the Association became a federally chartered stock savings association. Therefore, the following discussion relates to the regulation of a federally chartered savings association. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

COMPANY REGULATION

              General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Association and not for the benefit of stockholders of the Company.

              Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Association satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "-- Regulation of the Association -- Qualified Thrift Lender Test."

              Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

              Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

              Subject to appropriate regulatory approvals, a bank holding company can acquire control of a savings association, and if it controls a savings association, merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. Generally, federal savings associations can acquire or be acquired by any insured depository institution.

              Federal Securities Law. The Company is subject to filing and reporting requirements by virtue of having its common stock registered under the Securities Exchange Act of 1934. Furthermore, company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current publicinformation requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

REGULATION OF THE ASSOCIATION

              General. As a federally chartered savings association insured by the Savings Association Insurance Fund ("SAIF"), the Association is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Association is also subject to certain reserve requirements promulgated by the Federal Reserve Board. Prior to June 1, 1995, the Association was a state chartered savings association subject to extensive regulation by the State Savings and Loan Commission of the State of Missouri.

              The OTS, in conjunction with the FDIC, regularly examines the Association and prepares reports for the consideration of the Association's Board of Directors on any deficiencies that are found in the Association's operations. The Association's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Association's mortgage documents.

              The Association must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Association, and their operations.

              Insurance of Deposit Accounts. The Association's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The FDIC has the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe or unsound manner. Currently, the Association pays an insurance premium to the FDIC equal to 0.063% of its total deposits.

              Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The management of the Association is unaware of any practice, condition or violation that might lead to termination of its deposit insurance.

              Examination Fees. In addition to federal deposit insurance premiums, savings institutions like the Association are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on a semi-annual basis and is computed based on total assets of the institution, including subsidiaries. The Association's OTS assessment expense for the fiscal year ended June 30, 1997 totalled approximately $61,140.

              Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

              Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights ("PMSRs") valued at the lower of the maximum percentage established by the OTS or the amount includable in core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, and qualifying supervisory goodwill, less nonqualifying intangible assets.

              The OTS leverage ratio regulation establishes a core capital ratio of at least 3% for those savings associations in the strongest financial and managerial condition based on the "CAMEL" rating system currently in use by the OTS. Those savings associations receiving a CAMEL rating of "1", the best possible rating on a scale of 1 to 5, are required to maintain a ratio of core capital to adjusted total assets of 3%. All other savings associations are required to maintain minimum core capital of at least 4% of total adjusted assets, with a maximum core capital ratio requirement 5%. In determining the required minimum core capital ratio, the OTS will assess the quality of risk management and the level of risk in each savings association on a case-by-case basis. The OTS did not indicate in the proposed regulation the standards it will use in establishing the appropriate core capital requirement for savings associations not rated "1" under the CAMEL rating system.

              The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and other assets.

              On August 31, 1993, the OTS issued a final rule effective January 1, 1994, which sets forth the methodology for calculating an interest rate risk ("IRR") component which is added to the risk-based capital requirements for OTS regulated thrift institutions. Under the final rule, savings associations with a greater than "normal" level of interest rate exposure will be subject to a deduction from total capital for purposes of calculating their risk-based capital requirement. For more information on the final rule, see "-- Net Portfolio Value."

              The final rule also adjusts the risk-weighting for certain mortgage derivative securities. Mortgage pass-through securities that are issued or guaranteed by government-sponsored agencies are currently placed in the 20 percent risk-weight category under the OTS risk-based capital rule. At present, however, stripped mortgage-related securities (i.e., interest-only and principal-only securities) and mortgage derivatives with "residual characteristics" that are created from these securities are placed in the 100 percent risk-weight category even though they have the same degree of credit risk as the securities from which they are derived. The reason these mortgage derivatives are risk-weighted at 100 percent is not because of their credit risk but because they generally exhibit more price risk, or interest rate risk, than the mortgage pass-through securities from which they are derived.

              The addition of an interest rate risk component to the OTS's risk-based capital framework removes the need for this risk-weighting disparity. Mortgage derivatives, with the exception of the residual classes of collateralized mortgage obligations (CMOs) and real estate mortgage investment conduits (REMICs), should now

PAGE
be placed in the same credit risk category as the securities from which they are derived. Accordingly, the final rule amends the risk-based capital rule to place all high-quality mortgage-derivatives, except for CMO and REMIC residuals, in the 20 percent risk- weight category.

              In addition, pursuant to legislation, the OTS must revise the risk-based capital regulations to include a credit risk component and a nontraditional activities component, the purpose of which will be to increase the minimum capital requirements for savings associations with higher credit risks.

              Another proposed rule would, among other things, clarify the regulatory capital treatment of sales with recourse and the treatment of maturing capital instruments for purposes of the capital regulations. These rules, if finalized, would result in deviations from the existing regulatory capital rules. The Association believes that its surplus capital is sufficient to meet the proposed requirements.

              As shown below, the Association's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of June 30, 1997:

                                                                      Percent of
                                                                       Adjusted
                                                        Amount          Assets

                                                       (Dollars in Thousands)
        TANGIBLE CAPITAL:

        Regulatory requirement.....................      $  3,511        1.50 %
        Actual capital............................         26,194       11.16
                                                           ------       -----
          Excess..................................        $22,683        9.66%
                                                           ======      ======

        CORE CAPITAL:

        Regulatory requirement....................       $  7,022        3.00 %
        Actual capital............................         26,194       11.19
                                                           ------       -----
         Excess...................................        $19,172        8.19%
                                                          =======      ======

        RISK-BASED CAPITAL:

        Regulatory requirement....................       $  6,765        8.00 %
        Actual capital............................         26,824       31.72
                                                           ------       -----
          Excess..................................        $20,059       23.72 %
                                                           ======       =====

        Net Portfolio Value. In recent years, the Association has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution's cash flows from assets, liabilities, and off balance sheet items (the institution's net portfolio value, or "NPV") would change in the event of a range of assumed changes in market interest rates. The OTS also requires the computation of estimated changes in net interest income over a four-quarter period. These computations estimate the effect of an institution's NPV and net interest income of instantaneous and permanent 1% to 4% increases and decreases in market interest rates. In the Association's interest rate sensitive policy, the Board of Directors has established a maximum decrease in net interest income and maximum decreases in NPV given these instantaneous changes in interest rates.

        NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. Institutions, such as the Association, with less than $300 million in total assets and a risk-based capital ratio in excess of 12% are exempt from filing information with the OTS and are exempt from making a deduction from capital. The rules provide that the OTS will calculate the IRR component quarterly for each institution.

        Prompt Corrective Action. Legislation requires the banking regulators to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio (core or leverage capital to risk-weighted assets) of 8.0% or more, has a leverage capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure,
(ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized, (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk- based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0% In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

        Dividend and Other Capital Distribution Limitations. OTS regulations require the Association to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Association may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Association below the amount required for the liquidation account to be established pursuant to the Association's Plan of Conversion.

        OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of June 30, 1997, the Association was a Tier 1 institution. In the event the Association's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

        Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

        Qualified Thrift Lender Test. The Home Owners' Loan Act ("HOLA"), as amended, requires savings institutions to meet a QTL test. If the Association maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every 12 months. As of June 30, 1997, the Association was in compliance with its QTL requirement.

        A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations:
(i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

        Loans-to-One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations generally limit loans-to-one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus calculated as the sum of the Association's core and supplementary capital included in total capital, plus the balance of the general valuation allowances for loan and lease losses not included in supplementary capital, plus investments in subsidiaries that are not included in calculating core capital, or $500,000, whichever is greater. An additional amount equal to 10% of unimpaired capital and unimpaired surplus may be included if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate). Under this general restriction, the Association did not exceed its loan to one borrower limit at June 30, 1997.

        Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. Federal law requires public disclosure of an institution's CRA rating and requires the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered system. The Association received a "Needs Improving" rating as a result of its last evaluation. Management feels this rating will not have a material impact on the Association. In addition, the Board has adopted a quarterly evaluation process in its CRA program.

        Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Association as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Association's capital; collateral in specified amounts must usually be provided by affiliates to receive loans from the Association. Affiliates of the Association include the Company and any company which would be under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

        The Association's authority to extend credit to its officers, directors, and 10% shareholders, as well as to entities that such persons control is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position, and require certain approval procedures to be followed. OTS regulations, with minor variation, apply Regulation O to savings associations.

        Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. The Association's average monthly liquidity and short-term liquidity ratios for June 30, 1997 exceeded the applicable requirements.

        Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations) and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations with a maximum remaining term of 24 months). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Association of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial future position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of the securities. The OTS is authorized to designate as liquid assets certain mortgage-related securities with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

        Federal Home Loan Bank System. The Association is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB

System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

        As a member, the Association is required to purchase and maintain stock in the FHLB of Des Moines in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1997, the Association had $ 5.7 million in FHLB stock, which was in compliance with this requirement.

        The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended June 30, 1997, dividends paid by the FHLB of Des Moines to the Association totalled approximately $374,117.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 1997, the Association's was in compliance with the Federal Reserve Board reserve requirements.

        Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all FHLB sources before borrowing from the Federal Reserve System. The Association had no borrowings from the Federal Reserve System at June 30, 1997.

        Subject to appropriate regulatory approvals, a bank holding company can acquire control of a savings association, and if it controls a savings association, merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. Generally, federal savings associations can acquire or be acquired by any insured depository institution.

                            FEDERAL AND STATE TAXATION

FEDERAL TAXATION

        GENERAL. The Holding Company and the Association report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. Neither the Holding Company nor the Association have been audited by the Internal Revenue Service during the past ten years. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association.

        BAD DEBT RESERVES. The Association's deduction is computed under the experience method which essentially allows a deduction for actual charge-offs. As of June 30, 1997, the Association's tax bad debt reserve was $5.0 million.

        CORPORATE ALTERNATIVE MINIMUM TAX. For taxable years beginning after December 31, 1986, the Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating losses. For taxable years beginning after December 31, 1989, the adjustment to AMTI based on book income is an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1992, an environmental tax of
 .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid. The Association does not expect to be subject to the AMT.

        DISTRIBUTIONS. To the extent that (i) the Association's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method and (ii) the Association makes "nondividend distributions" to the Holding Company that are considered to result in distributions from the excess bad debt reserve or the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserves. Thus, any dividends to the Holding Company that would reduce amounts appropriated to the Association's bad debt reserves and deducted for federal income tax purposes would create a tax liability for the Association.

        The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution. Thus, if after the Conversion, certain portions of the Association's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified bad debt loans, such as for the payment of dividends or other distributions with respect to the Association's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). The Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

        Earnings appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by the Association to pay cash dividends to the Holding Company without the payment of income taxes by the Association, at the then current income tax rate on the amount deemed distributed, which would include the amount of any federal income taxes attributable to the distribution. Thus, any dividends to the Holding Company that would reduce amounts appropriated to the Association's bad debt reserves and deducted for federal income tax purposes could create a tax liability for the Association. The Association does not intend to pay dividends that would result in a recapture of its bad debt reserves.

STATE AND LOCAL TAXATION

        Missouri Taxation. The Association files, on a calendar year, a Missouri savings and loan association/building and loan association tax return. This tax on savings institutions is at the rate of 7% of net taxable income, which is computed based on federal taxable income, subject to certain adjustments. Significant adjustments to federal taxable income include any income from state or political obligations, the bad debt provision, net bad debt recoveries, the Missouri savings and loan tax and subtracting net bad debt chargeoffs, and federal income tax.

        The Holding Company and the Association's subsidiary must file a Missouri state income tax return annually. Missouri taxable income is defined as taxable income for federal income tax purposes, subject to certain adjustments including income from federal obligations and state and political subdivision obligations. The tax on Missouri taxable income is 6.25%. Neither the Holding Company nor the Association have been audited by the Missouri taxing authorities during the past ten years.

        Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Holding Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

RECENT AND PROPOSED CHANGES IN ACCOUNTING RULES

        The Financial Accounting Standards Board (the "FASB") recently adopted or issued proposals and guidelines which may have a significant impact on the accounting practices of commercial enterprises in general and financial institutions in particular.

        SFAS No. 123, "Accounting for Stock-Based Compensation," was adopted by the Company during the fiscal year ending June 30, 1997. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. These plans include all arrangements by which employees receive shares of stock or other equity investments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees.

        SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," supersedes SFAS No. 122 and is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

        Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

        SFAS 128, "Earnings Per Share", will be adopted for the three months ending December 31, 1997 as required by the statement. This statement revises the method of computing "basic" and "diluted" earnings per share, which replaces the current "primary" and "fully diluted" earnings per share. Basic earnings per share does not include the effect of common stock equivalents such as stock options, which were included in primary earnings per share. For the year ended June 30, 1997, basic earnings per share would have been $1.10 and diluted earnings per share would have been $1.04.

        SFAS No. 130, "Reporting Comprehensive Income," will be adopted July 1, 1998. This statement provides accounting and reporting standards to report a measure of all changes in equity of an enterprise that results from recognized transactions and economic events of the period. The major component of comprehensive income for the Company will be unrealized gains and losses on certain investments in debt and equity securities.

        Management believes adoption of SFAS Nos. 123, 125, 128, and 130 does not have a material effect on the financial position or results of operations, nor will adoption require additional capital resources.

        The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Association keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

ITEM 2.   PROPERTIES.

        The Company is located and conducts its business at the Association's office in Macon, located at 101 Vine Street in Macon, Missouri. The Association also has a branch office at 801 North Morley in Moberly, Missouri. See Note 6 to the "Notes to Consolidated Financial Statements" for the net book value of the Association's premises and equipment in the Annual Report to Stockholders.

ITEM 3.   LEGAL PROCEEDINGS.

        Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None applicable.

Additional Item.    Executive Officers of the Registrant.

Name                             Age (1)     Position Held With The Association
----                             -------     ----------------------------------
Clyde D. Smith...............       37       Vice President, Chief Financial
                                               Officer and Secretary
Elizabeth T. Fleming.........       62       Vice President and Senior Loan
                                               Officer
Sarah Hartung................       39       Vice President and Savings
                                               Supervisor
Melinda Masten...............       38       Treasurer

(1) At June 30, 1997

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Information relating to the market for Registrant's common equity and related stockholder matters appears under "Corporate Information" in the Registrant's 1997 Annual Report to Stockholders on page 37 and is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Stockholders on pages 2 through 7 and is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Consolidated Financial Statements of MBLA Financial Corporation and its subsidiaries, together with the report thereon by Lockridge, Constant & Conrad, LLC appear in the Registrant's 1997 Annual Report to Stockholders on pages 12 through 36 and are incorporated herein by reference.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                     PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1997, at page 4. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of Item 401 of Regulation S-K in reliance on Instruction G.

ITEM 10.   EXECUTIVE COMPENSATION.

        The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1997 at page 7.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1997 at page 3.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1997 at page 8.

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial Statements
--------------------
       (a)     The following documents are filed as a part of this report:

       (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to Stockholders.

                                                                         PAGE
                                                                         ----
Independent Auditors' Report .........................................   AR-36

Statements of Financial Condition
as of June 30, 1997 and 1996..........................................   AR-12

Consolidated Statements of Income for each of the
Years in the Three-Year Period Ended June 30, 1997....................   AR-13

Consolidated Statements of Stockholders' Equity for
each of the Years in the Three-Year PeriodEnded June 30, 1997.........   AR-14

Consolidated Statements of Cash Flows for each of the Years
in the Three-Year Period Ended June 30, 1997..........................   AR-15

Notes to Consolidated Financial Statements............................   AR-17

       The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

       (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto:

EXHIBITS
--------
       (a)     The following exhibits are filed as part of this report:

10.6 Form of Employment Agreement between MBLA Financial Corporation, Macon Building and Loan Association Executive. (Filed as an exhibit to the Form 10-K for fiscal year ending June 30, 1993. Filed with the Securities and Exchange Commission on September 24, 1993 and is herein incorporated by reference.)
11.0           Computations of earnings per share (filed herewith)
13.0           1997 Annual Report to Stockholders
21.0           Proxy Statement for 1997 Annual Meeting

22.0 Subsidiary information is incorporated herein by reference to "Part I -- Subsidiaries"
24.0           Consent of Lockridge, Constant and Conrad (filed herewith)

REPORTS ON FORM 8-K
-------------------
No reports on form 8-K have been filed during the last quarter of the fiscal year covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MBLA FINANCIAL CORPORATION

                                            By:  /s/John T. Neer
                                                 ------------------
                                                    John T. Neer
DATED:          September 25, 1997          President, Chief Executive Officer
                ------------------           and Director




       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                    Title                                 Date
----                    -----                                 ------

/s/  John T. Neer       President, Chief Executive Officer    September 25, 1997
-----------------        and Director                        -------------------
     John T. Neer

/s/  Charles L. Hutton  Chairman of the Board of Directors    September 25, 1997
----------------------                                       -------------------
     Charles L. Hutton

/s/  Carl B. Barrows    Vice Chairman of the                  September 25, 1997
---------------------     Board of Directors                 -------------------
     Carl B. Barrows

/s/  Truman L. Gehringer  Vice President and Director         September 25, 1997
------------------------                                     -------------------
     Truman L. Gehringer

/s/  Richard C. Miller, Jr.   Director                        September 25, 1997
--------------------------                                   -------------------
     Richard C. Miller, Jr.


/s/  Arnold L. Walter         Director                        September 25, 1997
---------------------                                        -------------------
     Arnold L. Walter

/s/  Robert M. Wilhite        Director                        September 25, 1997
----------------------                                       -------------------
     Robert M. Wilhite

/s/  Melinda Masten           Principal Accounting Officer    September 25, 1997
-------------------                                          -------------------
     Melinda Masten

/s/  Clyde D. Smith           Principal Financial Officer     September 25, 1997
-------------------                                          -------------------
     Clyde D. Smith

                                         EXHIBIT 11.0
                               COMPUTATION OF EARNINGS PER SHARE

EXHIBIT 11.0    COMPUTATION OF EARNINGS PER SHARE

       Pro forma primary and fully diluted earnings per share for the year ended June 30, 1997, were determined by dividing net income for the year by 1,379,868 and 1,381,742 respectively, the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

                                         EXHIBIT 13.0
                              1997 ANNUAL REPORT TO STOCKHOLDERS

                             MBLA Financial Corporation

                             FIFTH ANNUAL REPORT

                             MBLA     '97

                                   TABLE OF CONTENTS

President's Message..............................................            1
Management's Discussion and Analysis of
Financial Condition and Results of Operations....................            2
Consolidated Financial Statements................................            9
Notes to Consolidated Financial Statements.......................           17
Independent Auditors' Report.....................................           36
Corporate Information............................................           37

PRESIDENT'S MESSAGE TO OUR STOCKHOLDERS:

                                         MBLA Financial Corporation
                                       is pleased to announce another
                                  consecutive year of outstanding earnings.

Macon Building and Loan Association officially became a subsidiary of MBLA Financial Corporation when the Association converted to stock form on June 24, 1993. The Conversion to a stock form of organization began after 108 years as a mutual state-chartered savings and loan association.

We wish to thank our officers and employees for their hard work and dedication during this past year, for our profitable year and our "Outstanding" rating as one of the highest capitalized savings and loans in the nation.1

Earnings for the year ended June 30, 1997, were $1,441,000 or $1.04 per share. Our return on assets for the year ended June 30, 1997 was .67% with a return on equity of 5.09%.

Our total assets as of June 30, 1997 were $234.8 million with loans receivable of $126.4 million (an increase of $20.0 million) and deposits of $102.0 million. Our stockholders' equity was $28.5 million or 12.15% of total assets. The Association had regulatory capital ratios of tangible and core capital to assets of 11.19% and risk-based capital of 31.65%. Our capital percentages are among the highest of all banks and savings and loans in the nation.1

The Company's stock closed year end at $23.50, which is 135% over the initial offering price on June 24, 1993. In addition, the Company paid its stockholders $ .40 per share dividend during fiscal 1997. The Company's book value at June 30, 1997 was $21.98 per share, an increase of $1.42 per share. During 1997 the Company repurchased 66,699 shares of its Common Stock for $1.423 million or an average of $21.34 per share.

At June 30, 1997 non-performing assets were $577,000, a decrease of $109,000 from June 30, 1996. Loan loss reserves at June 30, 1997 were $630,000 or 109.19% of non-performing loans.

e continue to look at ways to enhance shareholder value by increasing profitability. We were pleased with results in 1997 and we look forward to a profitable year in 1998.

Sincerely,


/s/ JOHN T. NEER
-----------------
    John T. Neer
    President and Chief Executive Officer

1. Source -- Sheshunoff Corp.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

MBLA Financial Corporation ("Company") is the savings and loan holding company for Macon Building and Loan Association (the "Association" or "Macon"). Apart from the operations of the Association, the Company did not engage in any significant operations during the year ended June 30, 1997.

The business of the Association consists principally of attracting deposits from the general public and using such deposits to purchase and originate mortgage loans secured by one- to four-family residences. The servicing rights on substantially all loans purchased by the Association are retained by the sellers. In addition, the Association invests in U.S. government and federal agency securities and mortgage-backed and related securities, interest-earning deposits and commercial and multi-family real estate loans and consumer loans. The Association's profitability depends primarily on its net interest income which is the difference between the income it receives on its loans and investment portfolio and its cost of funds, which consists of interest paid on deposits and other borrowed funds. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. To a lesser extent, the Association's profitability is also affected by the level of other income and non-interest expenses. Other income has not been significant. Other expenses consists of compensation and benefits, occupancy related expenses, deposit insurance premiums, losses on the sale of real estate acquired through foreclosure and other operating expenses.

As a result of increased loan demand, the Association's loan portfolio has increased to $126.4 million at June 30, 1997 from $107.0 million at June 30, 1996. The Association increased its investment in mortgage-backed and other investment securities in fiscal years 1997 and 1996. While management cannot predict the duration of the increase in economic activity or loan demand, the Association will pursue other possible investment alternatives to help diversify its portfolio while raising appropriate funds for these purposes.

The Association's operating strategies have been developed to respond to the economic conditions prevailing in the Association's primary market area. However, due to traditional low local loan demand, the Association has, for over 32 years, purchased the majority of its loans from selected mortgage banking companies and financial institutions located primarily in Columbia, Boone County, Missouri, and to a lesser extent other cities in central Missouri. The sellers retain servicing rights on the loans purchased by the Association. By extending its lending market area and employing alternative investment opportunities, such as mortgage-backed and investment securities, the Association has attempted to limit, and believes it has been successful in limiting, the impact of low local loan demand on its results of operations.

The economy of Boone County is primarily dependent on the service and government industries. The education industry also plays an important role in the economy of Boone County as three colleges and universities are located there.

The population of Macon and Randolph Counties declined during the period 1980 to 1994 and this trend is assumed to now be stabilized. In contrast, the population of Boone County has grown faster than the state and national growth rates during the last thirteen years, and the population of Boone County is expected to continue to grow. Boone County's per capita income in 1996 was higher than the income levels for Macon and Randolph Counties, but was still lower than the state and national per capita income levels.

The Association has continued to maintain a high level of asset quality and has remained profitable notwithstanding the decline in the local economy and traditional low demand for mortgage loans in its market area.

The operations of Macon are influenced significantly by local economic conditions and by policies of financial institution regulatory agencies, including the OTS and the FDIC. The Association's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered. Historically, the Association has foregone growth to maintain profitability.

The Association has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a close match between the interest rate sensitivity of its assets and liabilities and by expanding its activities which are not directly dependent on interest rate spreads. The Association's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against changes in interest rates.

The Board of Directors has appointed an Asset/Liability Committee comprised of the President and the entire Board of Directors. It is the responsibility of this committee to manage the interest rate sensitivity of the Association's balance sheet in order to minimize large fluctuations in the net income of the Association. The Association utilizes Adjustable Rate Mortgages ("ARMs") to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. The committee is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's directive that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 88.85% of Macon's mortgage loan portfolio as of June 30, 1997, consisted of ARMs, including ARMs secured by commercial real estate.

The difference between the amount of interest-earning assets and interest-bearing liabilities to be repriced during a specific time period is referred to as the "GAP position." The amounts of assets or liabilities which mature or reprice during a particular period are determined in accordance with the contractual terms of the asset or liability but are not adjusted for loan amortization. Adjustable rate loans and mortgage-backed securities are adjusted for scheduled repayments and prepayments. The Association's passbook accounts generally are subject to immediate withdrawal and are included in the three months or less category on the Association's one year GAP projection. The GAP position of the Association's assets and liabilities could vary substantially if different assumptions were used.

The balance sheet structure poses a challenge of interest rate risk to the management.

The Association's one year GAP at June 30, 1997, was a positive
6.94% or $16.3 million.

The Association's one year GAP is reflected in the following table:

                     Maturities
                      within
                      One Year

Assets:            $143,544,000
Liabilities:        127,296,000
                    -----------
GAP:               $ 16,248,000
                    ===========


A negative one year GAP is defined to be the excess of interest-bearing liabilites over interest-earning assets that mature or reprice in one year. Generally, during a period of rising interest rates, a negative gap within a given period of time would adversely affect net interest income, while a positive gap within a given period of time would result in an increase in net interest income; during a period of falling interest rates, a negative gap within a given period of time would result in an increase in net interest income while a positive gap within a given period of time would have the opposite effect. Many factors affect the one-year GAP position which are beyond the control of the Association such as regulatory policy changes and customer reactions to interest rate changes. However, Macon feels that its asset/liability management enables it, in part, to avoid large swings in the profitability of the Association.

Effect of Inflation and Changing Prices

The Financial Statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of Macon is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move the same direction or to the same extent as the price of goods and services. However, long-term mortgage rates, which are influenced by inflationary expectations, have a significant impact on the types of loans originated. For example, ARMs are more acceptable to the borrowing public during times of higher interest rates and are originated to be retained for the loan portfolio by Macon. In the current interest rate environment, li quidity and the maturity structure of Macon's assets and liabilities are critical to the maintenance of acceptable performance levels.

Liquidity and Capital Resources

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable savings. The minimum level of liquidity required by regulation was 5.00% at June 30, 1997.

The Association's liquidity during the years ended June 30, 1997 and 1996 was 6.21% and 8.95%, respectively. The lower liquidity during the 1997 period is attributed primarily to the increase in investment securities and a general growth in economic activity.

The Association's liquidity increased after its conversion to stock form due to the significant increase in equity capital. Earnings may not increase commensurate to the rate of increase in equity. As a result, there could be a significant decrease in the rate of return on equity (net income divided by average equity).

The Association's principal sources of liquidity are deposit accounts, loan payments and prepayments from borrowers and interest and dividends on investments. A source of liquidity is short-term borrowing from the Federal Home Loan Bank of Des Moines ("FHLB-Des Moines"); the Association has borrowed $102.9 million at June 30, 1997 for the purpose of funding the increased loan demand and securities purchases.
                                      4
PAGE

The Association's most liquid assets are cash and cash equivalents, which include investments in highly liquid, short-term investments. The levels of these assets are the result of the Association's policy to maintain high liquidity levels. At June 30, 1997, 1996, and 1995, cash and cash equivalents totalled $4.7 million, $5.1 million and $2.6 million, respectively.

At June 30, 1997 the Association had $73.0 million in deposits due within one year and $6.30 million in other deposits without specific maturity dates. Management estimates substantially all of the deposits will be retained or replaced by new deposits, although it expects that maturing certificates of deposits will shift disproportio nately, by historical standards, to shorter term certificates and passbook accounts, during a continuing low interest rate environment. At June 30, 1997 the Association had outstanding loan commitments to originate and purchase loans in the amount of $7.9 million.

During the years ended June 30, 1997 and 1996, the Association originated or purchased real estate loans in the amounts of $33.5 million and $17.5 million, respectively.

Other investing activities included the purchase of mortgage backed securities and Collateralized Mortgage Obligations ("CMOs") which totalled $17.0 million and $11.0 million for the years ended June 30, 1997 and 1996, respectively. The Association also purchased U.S. Treasury and FHLB Agency Securities for the years ended June 30, 1997 and 1996 in the amounts of $7.6 million, and $19.2 million.

Comparison of Operating Results for the Years Ended June 30, 1997 and 1996

Net Income. Net income for fiscal 1997 increased $48,000 from fiscal 1996. The increase in net income primarily resulted from increased loan activity and investments. During the period, interest rates in general decreased on interest-earning assets and interest-bearing liabilities; net interest income increased by $793,000.

In addition, non-interest expenses increased for deposit insurance.

Interest Income.   Interest income increased $1.64 million  or 12.2%, to $15.04 million for fiscal 1997 from $13.40 million for fiscal 1996. This increase resulted from an increase in the interest on mortgage loans, investment and related securities. Interest on loans increased by $932,000 or 12.73% to $8.3 million in fiscal 1997. The higher balanceof loans outstanding during fiscal 1997 reflects an increase in refinancing of purchased mortgage loans and a continued volume of purchased loans. Total mortgage loans originated and purchased during fiscal 1997 were $33.5 million compared to $17.5 million in fiscal 1996. Management believes that this trend of increased mortgage lending activity for the Association's portfolio will continue based on continued higher loan activity and the Association's desire to originate adjustable rate mortgages. During this period, the Association continued investing in mortgage-backed and other related securities in order to obtain higher interest rates than what were provided by short-term liquid investments. The Association will continue to purchase adjustable rate mortgage loans when available.

Interest Expense. Interest expense for fiscal 1997 was $10.4 million as compared to $9.6 million for fiscal 1996, an increase of $ .8 million, or 8.83%. The increase resulted from an increase in borrowed money. The average cost of deposits increased from 5.47% during fiscal 1996 to 5.52% for fiscal 1997. The level of deposits increased $15.2 million or 17.58% to $102.0 million in fiscal 1997 over the fiscal 1996 level of $86.7 million. Due to current interest rates, customers moved more funds into shorter-term certificates of deposits. In addition, passbook accounts continued to further deteriorate.

Net Interest Income. Net interest income for fiscal 1997 increased $793,000 or 20.8% over fiscal 1996. Net interest income increased during this period, due to an increase in mortgage loan interest income. This was a result of the increase in refinancing due to lower interest rates and increased purchased loans and mortgage-backed and related securities.

Provision for Loan Losses. During fiscal 1997, the Association made a $95,000 additional provision for loan losses. The loan loss allowance was at $630,000 at June 30, 1997. The Association historically experienced low loan losses. However, the Association's policy requires that a loan loss provision be equal to 1/2 of 1% of outstanding mortgage loans.

Other Income. Other income for fiscal 1997 totalled $10,000 as compared to $21,000 for fiscal 1996. Other income is not considered a significant part of the overall income of the Association.

Other Expenses. Other expenses during fiscal 1997 were $2.09 million as compared to $1.54 million for fiscal 1996. The increase of approximately $550,000 in fiscal 1997 reflects an increase due to a one-time special insurance assessment of $558,000.

Income Taxes. The provision for federal and state income taxes increased $88,000 to $986,000 in fiscal 1997 from $898,000 in fiscal 1996, primarily as a result of lower earnings. The effective tax rate was 40.6% in fiscal 1997 as compared to 39% in fiscal 1996.

Comparison of Operating Results for the Years Ended June 30, 1996 and 1995

Net Income. Net income for fiscal 1996 decreased $59,000 from fiscal 1995. The decrease in net income primarily resulted from an increase in non-interest expense. During the period, interest rates in general in creased on interest-earning assets and interest-bearing liabilities; however, net interest income decreased by $159,000. In addition, non-interest expenses increased for compensation and benefits and deposit insurance.

Interest Income. Interest income increased $2.21 million or 19.7%, to $13.40 million for fiscal 1996 from $11.19 million for fiscal 1995. This increase resulted from an increase in the interest on mortgage loans, investment and related securities. Interest on loans in- creased by $283,000 or 4.02% to $7.3 million in fiscal 1996. The higher balance of loans outstanding during fiscal 1996 reflects an increase in refinancing of purchased mortgage loans and a continued volume of purchased loans. Total mortgage loans originated and purchased during fiscal 1996 were $17.5 million compared to $24.1 million in fiscal 1995. Management believes that this trend of increased mortgage lending activity for the Association's portfolio will continue based on continued higher loan activity and the Association's desire to originate adjustable rate mortgages. During this period, the Association continued investing in mortgage-backed and other related securities in order to obtain higher interest rates than what were provided by short-term liquid investments. The Association will continue to purchase adjustable rate mortgage loans when available.

Interest Expense. Interest expense for fiscal 1996 was $9.6 million as compared to $7.2 million for fiscal 1995, an increase of $2.4 million, or 33.00%. The increase resulted from an increase in higher interest rates. The average cost of deposits increased from 4.70% during fiscal 1995 to 5.47% for fiscal 1996. The level of deposits increased $1.6 million or 1.88% to $86.7 million in fiscal 1996 over the fiscal 1995 level of $85.2 million. Due to current interest rates, customers moved more funds into shorter-term certificates of deposits. In addition, passbook accounts continued to further deteriorate.

Net Interest Income. Net interest income for fiscal 1996 decreased $159,000 or 4.0% over fiscal 1995. The decrease primarily resulted from an increase in the interest ratio during fiscal 1996. Net interest income decreased during this period, due to an increase in mortgage loan interest income. This was a result of the increase in refinancing due to lower interest rates and increased purchased loans and mortgage-backed and related securities. In addition, there was a reduction in the Association's cost of deposits from declining interest rates.

Provision for Loan Losses. During fiscal 1996, the Association made no additional provision for loan losses. The loan loss allowance was at $535,000 at June 30, 1996. The Association historically experienced low loan losses. However, the Association's policy requires that a loan loss provision be equal to 1/2 of 1% of outstanding mortgage loans.

Other Income. Other income for fiscal 1996 totalled $21,000 as compared to $14,000 for fiscal 1995. Other income is not considered a significant part of the overall income of the Association.

Other Expenses. Other expenses during fiscal 1996 were $1.54 million as compared to $1.48 million for fiscal 1995. The increase of approximately $60,000 in fiscal 1996 reflects an increase due to an increase in compensation and benefits offset somewhat by a decrease of $51,000 in other expenses.

Income Taxes. The provision for federal and state income taxes decreased $35,000 to $898,000 in fiscal 1996 from $933,000 in fiscal 1995, primarily as a result of lower earnings. The effective tax rate was 39% in fiscal 1996 as compared to 39% in fiscal 1994.

Capital Requirements

At June 30, 1997, the Association exceeded each of its capital requirements. The decrease in capital levels are attributed to the Association's continued effort to leverage its capital. This was mentioned in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis. See "Capital Levels" graph which sets forth in terms of percentages the OTS tangible, leverage and risk-based capital requirements for the Association.

Effect of Stock Repurchase

The effect of the Company's stock repurchases resulting in ownership of Treasury stock, would be reflected in a possible increase in earnings per share and the possibility of an increase in book value of the remaining shares outstanding, depending on the price paid for the shares repurchased. Stock repurchases would also reduce the company's capital ratio to assets.

CAPITAL LEVELS AS OF JUNE 30, 1997
  (Thousands of Dollars)

                    Tangible       Core       Risk-Based
                    --------      ------      ----------
     Required       $  3,511     $ 7,022       $  6,765
     Actual           26,194      26,194         26,824



SUMMARY OF HISTORICAL NET INCOME
  (Thousands of Dollars)

     Year           Net Income
     ----           ----------
     1997            $1,441
     1996             1,393
     1995             1,452
     1994             1,231
     1993             1,012
     1992             1,246
     1991             1,303
     1990             1,233
     1989             1,298
     1988             1,310
     1987               978
     1986               851
     1985               803


SUMMARY OF HISTORICAL LOAN ACTIVITY
  (Dollars in Millions)

                   Loans Originated
     Year          and Purchased
     ----          -------------
     1997            $33,515
     1996             17,788
     1995             24,508
     1994             39,241
     1993             15,989
     1992             15,223
     1991             10,069
     1990              8,965

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                                       At or for the Year Ended June 30,
                                       1997     1996     1995     1994     1993
                                      ------   ------   ------   ------   ------
                                               (Dollars in Thousands)
Selected Financial Data:
  Total assets                      $234,823 $201,039 $197,252 $129,211 $122,537
  Loans receivable, net              126,448  106,485  104,700   92,949   70,532
  Interest-earning deposits            4,484    4,811    2,390    3,599    7,888
  Investment securities (3)           27,039   12,437   14,604   15,294    9,853
  Mortgage-backed securities, net(3)  68,975   71,129   69,482   14,722   17,310
  Foreclosed real estate                  --       23       --        3       --
  Deposits                           101,959   86,716   85,162   88,380   91,275
  Federal Home Loan Bank Advances    102,870   85,086   81,787   10,475       --
  Earnings per Share -- Primary         1.04      .97      .96      .72      .57
  Dividends per Share                    .40      .40      .40      .40      N/A
  Stockholders' Equity (1) (2) (3)    28,536   28,067   29,088   28,697   30,361

Selected Operating Data:
  Interest Income                  $  15,040  $13,400  $11,190  $ 7,807  $ 7,971
  Interest expense on deposits and
    borrowed funds                    10,436    9,589    7,220    4,097    4,902
                                      ------   ------   ------   ------   ------
Net interest income                    4,604    3,811    3,970    3,710    3,069
Less provision for loan losses            95       --      115       75      250
                                      ------   ------   ------   ------   ------
Net interest income after provision
   for loan losses                     4,509    3,811    3,855    3,635    2,819

Non-interest income:
Loan origination fees                     --       --       --        5       12
Net gain on sale of investment securities --       10       --       --       --
Other                                     10       11       14       19       24
                                      ------   ------   ------   ------   ------
    Total non-interest income             10       21       14       24       36
                                      ------   ------   ------   ------   ------
Non-interest expense:
  Compensation and benefits              927      991      878      981      576
  Office occupancy and equipment          81       80       99       86       56
  Federal deposit insurance premiums 740 252 240 244 218 Loss (gain) from foreclosed real
    estate activities                     10       14        6       (1)      61
Net loss on sale of investment securities 59       --       --       --       --
Data processing                           56       52       58       57       53
Other                                    219      152      203      274      150
                                      ------   ------   ------   ------   ------
    Total non-interest expense         2,092    1,541    1,484    1,641    1,114
                                      ------   ------   ------   ------   ------
  Income before income taxes           2,427    2,291    2,385    2,018    1,741
  Income tax expense (2)                 986      898      933      787      729
                                      ------   ------   ------   ------   ------
    Net income                      $  1,441  $ 1,393  $ 1,452  $ 1,231  $ 1,012
                                      ======   ======   ======   ======   ======

(1) The Association may not pay dividends to the Company on its stock if its regulatory capital would thereby be reduced below (i) the aggregate amount then required for the liquidation account, or (ii) the amount of its regulatory capital requirements.

(2) Stockholders' equity and income tax expense have been restated to reflect the adoption of FAS 109 during fiscal year ended June 30, 1993.

(3) Investment securities, mortgage-backed securities and stockholders' equity have been adjusted to reflect the adoption of FAS 115 during fiscal year ended June 30, 1994.

SUMMARY OF UNAUDITED QUARTERLY OPERATING RESULTS

                         YEAR ENDED JUNE 30, 1997                   YEAR ENDED JUNE 30, 1996
                         1ST QTR  2ND QTR  3RD QTR  4TH QTR  TOTAL  1ST QTR  2ND QTR  3RD QTR  4TH QTR  TOTAL
                         -------  -------  -------  -------  ------ -------  -------  -------  -------  ------
Interest income           $3,504   $4,061   $3,539   $3,936 $15,040  $3,354   $3,372   $3,307   $3,367 $13,400
Interest expense           2,418    2,785    2,511    2,722  10,436   2,456    2,468    2,338    2,327   9,589
                         -------  -------  -------  -------  ------ -------  -------  -------  -------  ------
Net interest income before
 provision for loan losses 1,086    1,276    1,028    1,214   4,604     898      904      969    1,040   3,811
Provision for loan losses     20        5       15       55      95      --       --       --       --      --
                         -------  -------  -------  -------  ------ -------  -------  -------  -------  ------
Net interest income after
 provision for loan losses 1,066    1,271    1,013    1,159   4,509     898      904      969    1,040   3,811
Gain (loss) on sale of assets --       --      (59)      --     (59)     --       --       10       --      10
Income (loss) from real
   estate operation           --       --       --       --      --      --       --       --       --      --
Other income                  --        5        5       --      10       4        2        3        2      11
Non-interest expense         925      419      333      356   2,033     348      408      401      384   1,541
                         -------  -------  -------  -------  ------ -------  -------  -------  -------  ------
Income (loss) before tax     141      857      626      803   2,427     554      498      581      658   2,291
Income tax expense            35      335      255      361     986     206      197      221      274     898
                         -------  -------  -------  -------  ------ -------  -------  -------  -------  ------
Net income (loss)           $106    $ 522  $   371   $  442  $1,441    $348     $301     $360     $384  $1,393
                            ====    =====   ======   ======  ======  ======   ======   ======     ====  ======

Earnings per share-primary   .08      .37      .27      .32    1.04    0.24     0.21     0.26     0.26    0.97

Earnings per share --
   fully diluted             .08      .37      .27      .32    1.04    0.24     0.21     0.26     0.26    0.97



(Dollars in thousands)

                                                        10

SELECTED FINANCIAL RATIOS
AT OR FOR THE YEAR ENDED JUNE 30,
                                                      (Dollars in thousands)
SELECTED FINANCIAL RATIOS AND OTHER DATA:    1997   1996   1995   1994   1993
                                            ------ ------ ------ ------ ------
Return on average assets                     0.67%  0.70%  0.87%  1.00%  0.91%
Return on average retained earnings          7.93   8.08   8.79   7.71   6.28
Average retained earnings to average assets  8.40   8.68   9.88  12.93  14.42
Retained earnings to total assets            7.89   8.79   8.52  12.33  24.78
Interest rate spread during period           1.44   1.09   1.51   2.03   2.13
Net interest margin                          2.15   1.94   2.40   3.08   2.81
Operating expenses to average assets          .97   0.78   0.89   1.33   1.00
Net interest income to operating expenses  220.13 247.31 267.47 226.01 275.64
Non-performing loans (1) to total loans       .46   0.62   0.41   0.25   0.56
Non-performing assets (2) to total assets     .25   0.34   0.22   0.18   0.32
Allowance for loan losses to non-performing
  loans  (1)                               109.19  80.69 126.16 185.39  87.94
Allowance for loan losses to non-performing
  assets (2)                               109.19  77.99 126.16 183.39  87.94
Allowance for loan losses to total loans      .50   0.50   0.51   0.46   0.50
Average interest-earning assets to
   average interest-bearing liabilities    114.48 117.52 120.32 130.81 115.15
Dividend Payout Ratio                       38.5   41.2   43.1   55.6    N/A

Loan originations                          $1,460 $1,283 $2,432 $3,350 $1,367
Loan purchases                             $2,213$16,503$22,706$35,891$14,622

Number of:
   Deposit accounts                         7,477  6,749  6,922  7,352  7,728
   Full-service customer service facilities     2      2      2      2      2

(Dollars in thousands)

(1) Non-performing loans consist of loans delinquent 90 days or more.
(2) Includes non-performing loans and real estate acquired through foreclosure.



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                          June 30,
                                                  ----------------------------
                                                  1997                1996
                                                --------            --------
                                                       (In thousands)
      ASSETS
Cash on hand and noninterest-earning deposits   $    230            $    320
Interest-earning deposits in other institutions    4,484               4,811
Investment securities (Note 2)
  Securities available-for-sale, at fair value    27,039              12,437
Mortgage-backed securities (Note 3)
  Securities available-for-sale, at fair value    68,975              71,129
Loans receivable, net (Notes 4 and 15)           126,448             106,485
Accrued interest receivable (Note 5)               1,595               1,152
Investment required by law --
  Stock in Federal Home Loan Bank, at cost         5,652               4,256
Real estate owned                                     --                  23
Premises and equipment (Note 6)                      308                 284
Other assets                                          92                 142
                                              ----------          ----------
      Total assets                            $  234,823          $  201,039
                                              ==========          ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (Note 7)                             $  101,959          $   86,716
Federal Home Loan Bank advances (Note 8)         102,870              85,086
Advances from borrowers for taxes and insurance      171                 155
Income taxes payable (Note 10)                       590                 241
Accrued expenses and other liabilities               697                 774
                                             -----------         -----------
      Total liabilities                          206,287             172,972
                                              ----------          ----------

Commitments and contingencies (Note 13)

Preferred stock, $.01 par value; authorized
  500,000 shares; none outstanding                    --                  --
Common stock $.01 par value; authorized
  2,500,000 shares, issued 1,738,111 shares
  in 1997 and 1,738,111 shares in 1996                17                  17
Additional paid-in capital                        16,944              16,754
Retained earnings, substantially restricted       18,535              17,665
Less:
  Treasury stock, 439,699 shares in 1997,
    373,000 shares in 1996, at cost               (7,347)             (5,924)
  Unrealized gain(loss) on securities available-
   for-sale,net of applicable deferred income taxes  727                 153
  Common stock acquired by the ESOP (Note 9)        (282)               (390)
  Common stock awarded by Association Recognition
    and Retention Plan (Note 9)                      (58)               (208)
                                            ------------         -----------
      Total stockholders' equity                  28,536              28,067
                                             -----------          ----------
Total liabilities and stockholders' equity    $  234,823          $  201,039
                                              ==========          ==========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                    YEARS ENDED JUNE 30
                                               1997         1996         1995
                                             --------     --------     --------
                                                       (In thousands)
Interest income:
  Loans receivable (Note 4)                   $ 8,254      $ 7,322      $ 7,039
  Investment securities and FHLB stock          1,860        1,040          896
  Mortgage-backed and related securities        4,729        4,768        3,170
  Other interest-earning assets                   197          270           85
                                            ---------      -------     --------
    Total interest income                      15,040       13,400       11,190
                                             --------      -------      -------

Interest expense:

  Deposits (Note 7)                             5,107        4,678        4,075
  Federal Home Loan Bank advances               5,329        4,911        3,145
                                             --------      -------      -------
  Total interest expense                       10,436        9,589        7,220
                                             --------      -------      -------
Net interest income                             4,604        3,811        3,970
Provision for loan losses (Note 4)                 95            -          115
                                            ---------    ---------      -------
Net interest income after provision
  for loan losses                               4,509        3,811        3,855
                                            ---------      -------      -------

Noninterest income:

  Other (Note 12)                                  10           21           14
                                            ---------      -------      -------
  Total noninterest income                         10           21           14
                                            ---------      -------      -------

Noninterest expense:

  Compensation and benefits (Note 9)              927          991          878
  Occupancy and equipment (Note 6)                 81           80           99
  SAIF deposit insurance premiums                 740          252          240
  Loss (gain) on sale of real estate owned         10           14            6
  Net loss on sale of mortgage-backed securities   59           --           --
  Other (Note 12)                                 275          204          261
                                            ---------     --------      -------
  Total noninterest expense                     2,092        1,541        1,484
                                            ---------      -------      -------
Income before income taxes                      2,427        2,291        2,385
Income tax expense (Note 10)                      986          898          933
                                            ---------     --------     --------
Net income                                   $  1,441      $ 1,393      $ 1,452
                                             ========      =======      =======

Earnings per share -- primary                $   1.04     $    .97      $   .96

Earnings per share -- fully diluted          $   1.04     $    .97      $   .96





See accompanying notes to consolidated financial statements.

PAGE

For the Three Years Ended June 30, 1997
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 THREE YEARS ENDED JUNE 30, 1997
                                         (IN THOUSANDS)

                                                                Unrealized
                                                                Gain (Loss) on
                                                                 Securities
                                                                 Available-
                                                                 for-Sale,
                                                                 Net of
                                                                Applicable Common   Common
                                   Additional                    Deferred  Stock    Stock
                            Common  Paid-In  Retained  Treasury  Income   Acquired  Awarded
                            Stock   Capital  Earnings   Stock    Taxes    by ESOP   by RRP   Total
                            ------  -------  --------  -------- --------  --------  -------  -----
Balance, June 30, 1994     $    17 $ 16,422  $ 15,931 $ (2,178) $  (401)  $  (588)  $  (506) $ 28,697

Additions (deductions) for
 the year ended June 30, 1995:
  Net income                    --       --     1,452       --       --        --        --     1,452
  Stock options exercised       --      129        --       --       --        --        --       129
  Dividends declared ($.40 per
   share)                       --       --      (577)      --       --        --        --      (577)
  Compensation expense
   related to ESOP              --       30        --       --       --        --        --        30
  Deferred tax on RRP           --       34        --       --       --        --        --        34
  Reduction of employee stock
   ownership plan obligation    --       --        --       --       --        64        --        64
  Amortization of executive
   stock plan                   --       --        --       --       --        --       149       149
  Purchase of treasury stock
   (99,421 shares)              --       --        --   (1,489)      --        --        --    (1,489)
  Change in unrealized gain (loss)
   on securities available-for-sale,
   net of deferred income tax of
   $349,000                     --       --        --       --       599        --        --      599
                          --------  -------  --------  -------   -------   -------   -------   ------
Balance, June 30, 1995          17   16,615    16,806   (3,667)      198      (524)     (357)  29,088
                          --------  -------  --------  -------   -------   -------   -------  -------
Additions (deductions) for the
 year ended June 30, 1996:
  Net income                    --       --     1,393       --        --        --        --    1,393
  Dividends declared
   ($.40 per share)             --       --      (534)      --        --        --        --     (534)
  Compensation expense
   related to ESOP              --      120        --       --        --        --        --      120
  Deferred tax on RRP           --       19        --       --        --        --        --       19
  Reduction of employee stock
   ownership plan obligation    --       --        --       --        --       134        --      134
  Amortization of executive
   stock plan                   --       --        --       --        --        --       149      149
  Purchase of treasury stock
   (126,664 shares)             --        --        --     (2,257)     --        --        --   (2,257)
  Change in unrealized gain
   (loss) on securities
   available-for-sale, net
   of deferred income tax
   of $26,000                   --        --        --       --       (45)       --        --      (45)
                           -------   -------  --------  -------   -------   -------   -------   ------
Balance, June 30, 1996          17    16,754    17,665   (5,924)      153      (390)     (208)  28,067
                           -------   -------   -------  -------   -------  --------   ------- --------
Additions (deductions)
 for the year ended
 June 30, 1997:

  Net income                    --        --     1,441       --        --        --        --    1,441
  Stock options retired         --        --       (58)      --        --        --        --      (58)
  Dividends declared($.40 per
   share)                       --        --      (513)      --        --        --        --     (513)
  Compensation expense
   related to ESOP              --       119        --       --        --        --        --      119
  Deferred tax on RRP           --        71        --       --        --        --        --       71
  Reduction of employee stock
   ownership plan obligation    --        --        --       --       --       108         --      108
  Amortization of executive
   stock plan                   --        --        --       --       --        --        150      150
  Purchase of treasury stock
   (66,699 shares)              --        --        --   (1,423)      --        --         --   (1,423)
  Change in unrealized gain
   (loss) on securities
   available-for-sale, net of
   deferred income tax
   of $337,000                  --        --        --       --       574        --        --      574
                           -------   -------  --------  -------   -------   -------   -------   ------
Balance, June 30, 1997     $    17  $ 16,944   $18,535  $(7,347)  $   727   $  (282)   $  (58)$ 28,536
                           =======  ========   =======  =======   =======   =======    ====== ========

See accompanying notes to consolidated financial statements.


For the Three Years Ended June 30, 1997
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                  Years Ended June 30,
                                         ---------------------------------------
                                            1997             1996          1995
                                           ------           ------        ------
                                                     (In Thousands)

Cash flows from operating activities:
 Net income                               $ 1,441          $ 1,393       $ 1,452
 Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Provision for loan losses                   95               --           115
   Net loss (gain) on sale of real estate
     owned                                     10               14             6
   (Gain) loss on sale of mortgage-backed
     securities                                59              (10)           --
   Depreciation                                45               42            62
   Amortization of premiums and discounts     (58)             (79)         (67)
   Amortization of RRP                         38               87           184
   FHLB stock dividend                         --              (82)           --
   Decrease(increase) in interest receivable (443)             (12)        (434)
   Decrease (increase) in other assets         42               35          (81)
   Increase (decrease) in income tax payable   13               77          (29)
   Increase (decrease) in other liabilities    33                7         (567)
   Excess of fair value over cost of ESOP
     unallocated shares                       118              121            30
   Deferred tax on RRP                         72               19            34
                                        ---------      -----------    ----------
Net cash provided by operating activities   1,465            1,612           705
                                        ---------       ----------    ----------

Cash flows from investing activities:

 Loans purchased                          (32,213)         (16,503)     (22,076)
 Loans sold                                    --               --         4,159
 (Increase) decreasein loans, net          12,126           14,613         5,994
 Proceeds from maturities of investment
  securities and certificates of deposit   31,927            9,669        19,827
 Proceeds from sale of mortgage-backed
  securities                               16,516            3,510            --
 Purchase of investment securities,
  certificates of deposit, and FHLB stock (47,799)          (7,556)     (19,192)
 Principal collected on repayments and
  maturities of mortgage-backed and
  related securities                        3,431            5,955         1,057
 Purchase of mortgage-backed and
  related securities                      (17,000)         (11,007)     (55,041)
 Proceeds from the sale of real
  estate owned                                 42               66            46
 Purchase of equipment                        (69)             (13)         (56)
                                        ---------        ---------     ---------
Net cash used by investing activities     (33,039)          (1,266)     (65,282)
                                         --------         --------      --------


See accompanying notes to consolidated financial statements.

For the Three Years Ended June 30, 1997
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

                                                     Years Ended June 30,

                                              1997           1996          1995
                                             ------         ------        ------
                                                        (In Thousands)

  Cash flows from financing activities:

  Net proceeds from the sale of common stock $   --       $     --       $   129
  Purchase of treasury stock                 (1,423)        (2,257)      (1,489)
  Net increase (decrease) in deposits        15,243          1,553       (3,217)
  Stock options retired                         (58)            --            --
  Net increase(decrease) in advances from
   borrowers for taxes and insurance             15            (42)          (8)
  Dividends paid                               (513)          (534)        (603)
  Proceeds from FHLB advances                18,000          7,000        71,500
  Principal payments on FHLB advances          (215)        (3,701)        (188)
  Unearned ESOP compensation decrease           108            135            63
                                           --------       --------       -------
Net cash provided by financing activities    31,157          2,154        66,187
                                           --------       --------      --------
Increase (decrease) in cash and cash
  equivalents                                  (417)         2,500         1,610
Cash and cash equivalents at beginning
  of period                                   5,131          2,631         1,021
                                          ---------      ---------     ---------
Cash and cash equivalents at end of period $  4,714      $   5,131     $   2,631
                                          =========       ========      ========


Supplemental cash flow disclosures:
  Cash paid for:

   Interest                               $   1,800       $  1,757      $  1,498
                                          =========       ========      ========

   Income taxes                           $     903       $    802      $    894
                                          =========       ========      ========

Noncash activity:

  Loans transferred to real estate owned  $      30       $    103      $     49
                                          ==========      ========      ========



See accompanying notes to consolidated financial statements.

                          June 30, 1997 and 1996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

BUSINESS
-----------------------------------------------------
     MBLA Financial Corporation (the "Company") is a Delaware corporation incorporated February 23, 1993, for the purpose of being the savings and loan holding company for Macon Building and Loan Association, F.A. (the "Association"). On June 24, 1993, the Association converted from a mutual to a stock form of ownership, and the Company completed its initial public offering, and, with a portion of the net proceeds acquired all of the issued and outstanding capital stock of the Association (the "Conversion").

     The Association provides financial services to individuals and corporate customers, and is subject to competition from other financial institutions. The Association is also subject to the regulations of certain Federal agencies and undergoes periodic examination by those regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION
-----------------------------------------------------
     The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Macon Building and Loan Association, F.A., and MBL Financial Services, Inc., the Association's wholly owned subsidiary. All significant intercompany transactions and balances are eliminated in consolidation.

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the year. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

     While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Association's allowances for losses on loans and foreclosed real estate. Such agencies may require the Association to recognize additions to the allowances based on their judgements about information available to them at the time of their examination.

Cash Equivalents
-----------------------------------------------------
     Cash equivalents of $4.7 million and $5.1 million at June 30, 1997 and 1996, respectively, consist of cash on hand and funds due from banks. For purposes of the statements of cash flows, the Association considers all highly liquid debt instruments with original maturities when purchased of three months or less to be cash equivalents.

INVESTMENT SECURITIES
-----------------------------------------------------
     Investment securities that are held for short-term resale are classified as trading securities and are carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in net income. Unrealized gains and losses, net of tax, on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is determined using the specific identification method.

MORTGAGE-BACKED AND RELATED SECURITIES
-----------------------------------------------------
     Mortgage-backed securities represent participating interest in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are classified as available for sale and are carried at fair value. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. The Company evaluates mortgage-backed securities on a monthly basis to monitor prepayments and the resulting effects on yields and valuations. Management considers the concentration of credit risk to be minimal on mortgage-backed securities because all such securities are guaranteed as to timely payment of principal and interest by FNMA, FMLMC or GNMA. Should any be sold, gains and losses are recognized based on the specific-identification method. All sales are made without recourse.

     At June 30, 1997 and 1996, the Company had no outstanding commitments to sell loans or securities.

     Equity securities that are nonmarketable are carried at cost. Nonmarketable equity securities held by the Association consist of their patronage equity in the Financial Information Trust (a computer service bureau) and stock in the Federal Home Loan Bank. The Association, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank in an amount based on its outstanding loans and advances.

                          June 30, 1997 and 1996

     The Association sold its interest in the Financial Information Trust in 1996. No ready market exists for the Bank stock and they have no quoted market value. For reporting purposes, these investments are assumed to have a market value equal to cost.

LOANS RECEIVABLE
-----------------------------------------------------
     Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net deferred loan origination fees and costs.

PROVISIONS OF LOSSES ON LOANS AND INTEREST RECEIVABLE
-----------------------------------------------------
     Provision for losses on loans receivable are based upon management's estimate of the amount required to maintain an adequate allowance for losses, relative to the risks in the loan portfolio. The estimate is based on reviews of the portfolio, including assessment of the carrying value of the loans to the estimated net realizable value of the related underlying collateral, considering past loss experience, current economic conditions and such other factors which, in the opinion of management, deserve current recognition. The Association is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. As an integral part of those examinations, the various regulatory agencies periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize changes to the allowance based on their judgements about information available to them at the time of their examination.

     Accrual of interest income on loans is discontinued for those loans with interest more than ninety days delinquent or sooner if management believes collectibility of the interest is not probable. Management's assessment of collectibility is primarily based on a comparison of the estimated value of underlying collateral to the related loan and accrued interest receivable balances.

     The Association adopted Statements of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures," on July 1, 1995. SFAS No. 114, as amended by SFAS No. 118, defines the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans for which terms have been modified in troubled-debt restructurings (a restructured loan). Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral- dependent loan.

     Regardless of the historical measurement method used, SFAS No. 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement.

     The Association applies the recognition criteria of SFAS No. 114 to multifamily real estate loans, commercial real estate loans and restructured loans. Smaller balance, homogeneous loans, including one-to-four family residential and construction loans and consumer loans, are collectively evaluated for impairment. SFAS No. 118 amended SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. The Association has elected to continue to use its existing nonaccrual methods for recognizing interest on impaired loans. The adoption of SFAS No. 114 and SFAS No. 118 resulted in no adjustment to the allowance for loan losses and did not affect the Association's policies regarding charge-offs or recoveries.

LOAN ORIGINATION FEES, COMMITMENT FEES,
  AND RELATED COSTS
-----------------------------------------------------
     Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for prepayments.

FORECLOSED REAL ESTATE
-----------------------------------------------------
     Real estate properties acquired through, or in lieu of, loan foreclosures are initially recorded at the estimated fair value less estimated selling costs at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

     Valuations are periodically performed by management, and losses are charged to operations if the carrying value of a property exceeds its estimated net realizable value.

     All foreclosed real estate owned is held for sale.

                          June 30, 1997 and 1996

INCOME TAXES
-----------------------------------------------------
     The Company files a consolidated federal income tax return with the Association. The provision for federal and state taxes on income is based on earnings reported in the financial statements.

     Deferred income taxes arise from temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     An asset and liability approach is used for financial accounting and reporting of income taxes which, among other things, requires the Company to take into account changes in the tax rates when valuing the deferred income tax accounts recorded on the balance sheet. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and loss carryforwards. Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods as well as differences between the tax bases of assets and liabilities and their amounts for financial reporting which are also expected to be settled in future periods. To the extent a deferred tax asset is established which is not realizable, a valuation allowance shall be established against such asset.

PREMISES AND EQUIPMENT
-----------------------------------------------------
     Land is carried at cost. Buildings, furniture, fixtures, and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and furniture, fixtures, and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets.

EARNINGS PER SHARE
-----------------------------------------------------
     Primary and fully diluted earnings per share for the year ended June 30, 1997 were determined by dividing net income for the year by 1,379,868 and 1,381,742 respectively, the weighted average number of shares of common stock and common stock equivalents outstanding.

     Primary and fully diluted earnings per share for the year ended June 30, 1996, were determined by dividing net income for the year by 1,434,869 and 1,438,653 respectively, the weighted average number of shares of common stock and common stock equivalents outstanding.

     Stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

NOTE 2:  INVESTMENT SECURITIES
-----------------------------------------------------
Securities available-for-sale consist of the following:

                                                   June 30, 1997
                                ------------------------------------------------
                                                   Gross       Gross
                                    Amortized   Unrealized   Unrealized   Fair
                                       Cost        Gains       Losses     Value
                                    ---------   ----------   ----------  -------
                                        (In thousands)

U.S. Government and federal agencies  $26,971     $    76     $     (8)  $27,039
                                     ========     ========     ======== ========

                                                   June 30, 1996
                                ------------------------------------------------
                                                   Gross       Gross
                                    Amortized   Unrealized   Unrealized   Fair
                                       Cost        Gains       Losses     Value
                                    ---------   ----------   ----------  -------
                                                  (In thousands)
U.S. Government and federal agencies $ 12,471    $     23     $    (57)  $12,437
                                     ========     ========     ======== ========
                                                   19

PAGE

                          June 30, 1997 and 1996

The following is a summary of maturities of investment securities available-for-sale as of June 30:

                                                   June 30, 1997
                                 -----------------------------------------------
                                 Amortized      Fair       Amortized       Fair
                                   Cost        Value         Cost         Value
                                 ---------    --------     ---------    --------
                               (In thousands)
Amounts maturing in:
One year or less                  $  5,991    $  5,991      $  6,002    $  6,020
After one year through five years    5,980       5,993         6,469       6,417
After five years through ten years  15,000       15,05             -           -
                                 ---------    --------      --------    --------
                                  $ 26,971    $ 27,039      $ 12,471    $ 12,437
                                  ========    ========      ========    ========


     There were no sales of investment securities during the years ended June 30, 1997, 1996, or 1995.

     U.S. Government and federal agency securities with fair value of $19,546,500 were pledged to collateralized short-term loans from the Federal Home Loan Bank of $102,870,000 at June 30, 1997. (See Note 8.) Additionally, $1,506,400 of U.S. Government Securities were pledged to collateralize customer deposit accounts of $1,369,600.

NOTE 3:  MORTGAGE-BACKED AND RELATED SECURITIES

                                   June 30, 1997
               ------------------------------------------------
                                       Gross         Gross
                       Amortized    Unrealized    Unrealized      Fair
                          Cost         Gains         Losses       Value
                       ---------    ----------    ----------    -------
                                 (In thousands)

FHLMC-REMIC              $40,051      $   765       $     --     $40,816
GNMA ARM certificates     16,099          244             --      16,343
FNMA-REMIC                10,169           79            (27)     10,221
FHLMC certificates           929           42             --         971
FNMA-ARM certificates        390           --            (20)        370
FHLMC-ARM certificates       251            3             --         254
                         -------     --------       --------     -------
                         $67,889       $1,133       $  (47)      $68,975
                         =======       ======       ======       =======



                                       June 30, 1996
                       ------------------------------------------------
                                      Gross         Gross
                       Amortized    Unrealized    Unrealized      Fair
                         Cost         Gains         Losses       Value
                       ---------    ----------    ----------    -------
                                (In thousands)

FHLMC-REMIC              $30,774      $   388       $ (165)     $ 30,997
GNMA-ARM certificates     19,145          170           --        19,315
FNMA-REMIC                18,977          185         (310)       18,852
FHLMC certificates         1,193           27           --         1,220
FNMA-ARM certificates        420           --          (20)          400
FHLMC-ARM certificates       343            2           --           345
                         -------      -------     --------      --------
                         $70,852      $   772      $  (495)     $ 71,129
                         =======      =======      =======      ========

                          June 30, 1997 and 1996

     The amortized cost and fair value of mortgage-backed securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                    June 30, 1997           June 30, 1996
                                 Available-for-Sale       Available-for-Sale
                                 ----------------------   ----------------------
                                 Amortized      Fair       Amortized       Fair
                                    Cost        Value         Cost         Value
                                 ---------   --------     ---------    ---------
                              (In thousands)
Due in one year or less           $     62     $   63     $      --     $     --
Due after one year through five years   --         --           119          122
Due after five years through ten years 867        909           277          280
Due after ten years                 66,960     68,003        70,456       70,727
                                   -------    -------       -------      -------
                                   $67,889    $68,975       $70,852      $71,129
                                   =======    =======       =======      =======

     Mortgage-backed and related securities with a fair value of $56,058,000 were pledged to collateralized short-term loans from the Federal Home Loan Bank of $102,870,000 at June 30, 1997. (See Note 8)

     Gross proceeds from the sales of mortgage-backed and related securities were $16,517,000 for the year ended June 30, 1997. Gross realized gains were $228,000 and gross realized losses were $287,000.

NOTE 4:  LOANS RECEIVABLE

  Loans receivable are summarized as follows:
                                     1997                 1996
                                    -------              -------
                                           (In thousands)
Mortgage loans:
      One- to four-family           $115,104            $ 97,017
      Multi-family                     1,247               1,367
      Commercial real estate           9,824               7,643
                                    --------            --------
               Total mortgage loans  126,175             106,027
                                    --------            --------
Other loans:
      Home improvement                   270                 277
      Loans on savings accounts          342                 283
      Other loans - FHA Non-mortgage     372                 415
                                    --------            --------
               Total other loans         984                 975
                                    --------            --------
      Total loans receivable         127,159             107,002
Add:
      Premium on purchased loans           8                   8
      Deferred loan costs                 27                  26
Less:
      Loans in process                   116                  16
      Allowance for loan losses          630                 535
                                    --------            --------
      Loans receivable, net         $126,448            $106,485
                                    ========            ========

     At June 30, 1997, the Association's loan portfolio consisted of $14,184,000 of fixed rate loans and $112,975,000 of variable rate loans. The fixed rate loans had a weighted average term to maturity of 9.5 years and a weighted average interest rate of 8.54%. The variable rate loans had a weighted average term to maturity of 17.6 years and a weighted average interest rate of 7.14%.

     The Association is required to maintain qualifying collateral for the Federal Home Loan Bank of Des Moines (the "Bank") representing 150 percent of current Bank credit. (See Note 8) At June 30, 1997, the Association met this requirement. Qualifying collateral is defined as fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such mortgages. The mortgages must not be past due more than 60 days. Loans pledged at June 30, 1997 total $42.7 million.
                                                     21
PAGE

                          June 30, 1997 and 1996

     They must not be otherwise pledged or encumbered as security for other indebtedness, and the documents must be in the physical possession or control of the Association. The documents that govern the determination of the qualifying mortgage collateral are the (a) Federal Home Loan Bank of Des Moines's Credit Policy Statement, dated April 1, 1994, and (b) the Agreement for Advances, Pledge and Security Agreement between the Association and the Federal Home Loan Bank of Des Moines, dated April 14, 1989.

     Activity in the allowance for loan losses is summarized as follows:
                                           June 30,
                                  --------------------------
                                  1997       1996       1995
                                  ----       ----       ----
                                         (In thousands)
Balance at beginning of period    $535       $535       $425
   Provision charged to income      95         --        115
   Charge-offs and recoveries,
    net                             --         --         (5)
                                  ----       ----       ----
   Balance at end of period       $630       $535       $535
                                  ====       ====       ====

     Nonaccrual and renegotiated loans for which interest has been reduced totaled approximately $577,000 and $663,000 at June 30, 1997 and 1996, respectively. Interest that would have been recognized on nonaccrual loans under their original terms but for which an allowance has been established amounted to $39,000 and $28,000 at June 30, 1997 and 1996, respectively. The amount that was included in income on such loans was $7,000 and $11,000 for the years ended June 30, 1997 and 1996, respectively.

     The Association is not committed to lend additional funds to debtors whose loans have been modified.

NOTE 5:  ACCRUED INTEREST RECEIVABLE

   Accrued interest receivable is summarized as follows:

                                   1997       1996
                                  ------     ------
                                   (In thousands)

   Investment securities          $  408      $  164
   Mortgage-backed and related
    securities                       337         320
   Loans receivable                  850         668
                                  ------      ------
                                  $1,595      $1,152

NOTE 6:  PREMISES AND EQUIPMENT

   Premises and equipment are summarized as follows:

                                   1997       1996
                                  ------     ------
                                   (In thousands)
   Cost:
     Land                         $ 37      $ 37
     Buildings                     471       465
     Furniture, fixtures and
      equipment                    478       416
                                  ----      ----
                                   986       918

  Less accumulated depreciation
    and amortization              (678)     (634)
                                  ----     -----
                                  $308     $ 284
                                  ====     =====

     Depreciation expense for the years ended June 30, 1997, 1996, and 1995 was $45,000, $42,000, and $62,000, respectively.
                                            22
PAGE

                          June 30, 1997 and 1996

NOTE 7:  DEPOSITS

   Deposits are summarized as follows:

                       1997                           1996
               ------------------------ -------------------------
               Weighted                 Weighted
                Average                  Average
                 Rate    Amount     %      Rate    Amount     %
                ------   ------   -----  -------   ------   -----
                               (In Thousands)
Passbook
    savings     3.00%    6,299    6.18   3.00%   $  7,575    8.74
                -----  -------  ------   -----   --------    ----

Certificates
  of deposit:

  3.00% to 3.99%     --      --     --   3.00%          2      --
  4.00% to 4.99%  4.86%   1,277   1.25   4.51%      5,363    6.18
  5.00% to 5.99%  5.62%  59,634  58.49   5.51%     51,732   59.66
  6.00% to 6.99%  6.13%  33,383  32.74   6.34%     20,303   23.41
  7.00% to 7.99%  7.04%   1,365   1.34   7.08%      1,730    2.00
  8.00% to 8.99%  8.00%       1     --   8.00%         11     .01
                  ----- ------- ------   -----   --------  ------
                  6.33%  95,660  93.82   5.69%     79,141   91.26
                  ----- ------- ------   -----   --------   -----

                  5.78% $101,959 100.00   5.45%   $86,716  100.00
                  ====  ======== ======   ====    =======  ======

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $11.1 and $7.5 million at June 30, 1997 and 1996, respectively.


     Scheduled maturities of certificates of deposit are as follows:


              Year Ending June 30, 1997
                -------------------------------------------------
                 1998    1999    2000    2001    2002  Thereafter
                ------  ------  ------  ------  ------ ----------
                                  (In thousands)
3.00% to 3.99% $    --  $    -- $    -- $    -- $    -- $     --
4.00% to 4.99%   1,277       --      --      --      --       --
5.00% to 5.99%  41,924   11,415   4,212   1,787     296       --
6.00% to 6.99%  29,710    3,339     324      10      --       --
7.00% to 7.99%      85       --   1,280      --      --       --
8.00% to 8.99%      --       --       1      --      --       --
               -------   ------  ------ ------- -------  -------
               $72,996  $14,754 $ 5,817 $ 1,797 $   296  $    --
               =======  ======= ======= ======= =======  ========



                             Year Ending June 30, 1996
                -------------------------------------------------
                 1996    1997    1998    1999    2000  Thereafter
                ------  ------  ------  ------  ------ ----------
                                  (In thousands)
3.00% to 3.99%  $    -- $    -- $    -- $    -- $    --  $    2
4.00% to 4.99%    4,151   1,212      --      --      --      --
5.00% to 5.99%   35,779   9,482   4,002   1,774     695      --
6.00% to 6.99%   10,412   7,462   2,102     317      10      --
7.00% to 7.99%      404      82      --   1,243      --      --
8.00% to 8.99%       11      --      --       1      --      --
                ------- ------- ------- ------- -------  ------
                $50,757 $18,238 $ 6,104 $ 3,335 $   705  $    2
                ======= ======= ======= ======= =======  ======

                          June 30, 1997 and 1996

   Interest expense on deposits is summarized as follows:

                                   Years Ended
                                    June 30,
                             1997       1996      1995
                           -------    -------   ------
                                 (In thousands)

   Passbook                $  205     $  229    $  259
   Certificates of
    deposit and money
    market demand           4,462      4,154     3,598
   Certificates of deposit
    $100,000 or more          440        295       218
                          -------    -------   -------
                           $5,107     $4,678    $4,075
                           ======     ======    ======

                          June 30, 1997 and 1996

NOTE 8:  FEDERAL HOME LOAN BANK ADVANCES

   Advances consist of the following:

                                                    June 30,
                                               -----------------
      Maturity   Interest                        1997      1996
        Date       Rate                        -------    ------
      --------   --------                        (In thousands)

      09-20-96     5.43%                           --    12,000
      10-24-96     5.47%                           --     7,000
      10-24-96     5.47%                           --     9,000
      10-24-96     5.45%                           --     2,000
      10-24-96     5.45%                           --     1,000
      11-07-96     5.43%                           --    13,000
      12-20-96     7.12%                           --     8,000
      04-25-97     5.45%                           --     5,000
      06-16-97     5.45%                           --    10,000
      07-18-97     5.61%                        2,000     2,000
      11-07-97     5.66%                       12,000        --
      12-19-97     5.73%                        8,000        --
      02-09-98     5.17%                        7,000     7,000
      05-18-98     5.64%                        5,000     5,000
      05-26-98     5.59%                       14,000        --
      07-02-98     5.55%                        4,000        --
      03-19-99     5.66%                        5,000        --
      06-26-99     5.64%                       12,000        --
      09-13-99     5.78%                       15,000        --
      04-23-02     5.65%                       15,000        --
                                            ---------  --------
 Total short-term advances                     99,000    81,000
                                            ---------    ------

      11-18-08     6.17%                          664       700
      11-24-08     6.30%                        1,362     1,435
      11-28-08     6.28%                        1,329     1,406
      12-05-08     6.24%                          229       242
      12-30-08     6.19%                          286       303
                                            --------- ---------
   Total long-term advances                     3,870     4,086
                                            --------- ---------
   Total advances                            $102,870  $ 85,086
                                             ========  ========


     See Notes 2, 3, and 4 of the financial statements for collateral securing this indebtedness.

     Advances at June 30, 1997, have maturity dates as follows:

      06-30-98                                         $ 48,230
      06-30-99                                           21,247
      06-30-00                                           15,265
      06-30-01                                              283
      06-30-02                                           15,304
      Thereafter                                          2,541
                                                       --------
                                                       $102,870
                                                       ========

     The maximum amount of Federal Home Loan Bank advances outstanding at any month end during the years ended June 30, 1997 and 1996 was $113,016,000 and $85,103,000 respectively.

     Advances maturing December 19, 1997 and February 9, 1998, and all long-term advances are fixed rates. The remaining advance rates adjust monthly.

                          June 30, 1997 and 1996

NOTE 9:  OFFICER, DIRECTOR AND EMPLOYEE PLANS

Stock Option Plans

     The Company adopted an incentive stock option plan for the benefit of the officers and employees of the Company and its affiliates and a director's stock option plan for the benefit of outside directors of the Company. The number of shares of common stock authorized under the Employees' Plan is 103,674, equal to 6% of the total number of shares issued in the Conversion. For the year ended June 30, 1993, 103,674 options were granted at $10.00 per share. No options were granted subsequently. Options granted under the Incentive Plan become exercisable in seven annual installments with the first installment exercisable on the date of grant, June 24, 1993. The term of the options issued under the Employees' Plan expires ten years from the date of grant, or within one year from the date of death, disability or retirement of the optionee. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. There was no difference on net income between this method and the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), since there were no stock option issued during the three years ended June 30, 1977. Under SFAS No. 123, compensation cost is determined based on the fair market value at the grant dates for awards under those plans.

     The number of shares of common stock authorized under the Directors' Plan is 68,826 equal to 4% of the total number of shares issued in the Conversion. For the year ended June 30, 1993, stock options to purchase 58,993 shares were granted at a price of $10.00 per share and are exercisable immediately. No options were granted subsequently. The term of the options issued under the Director's Plan expires ten years from the date of grant, or three years from the date of death, disability or retirement of the optionee.

A summary of the status of the Company's two fixed stock option plans as of June 30, 1995, 1996 and 1997 and changes during the years ending on those dates is presented below:

                                         1995          1996           1997
                                  ----------------  ------------   -------------
                                  Weighted-        Weighted-       Weighted-
                                  Average          Average         Average
                                  Exercise         Exercise        Exercise
Fixed Options                     Shares   Price   Shares  Price   Shares Price
-------------                     ------- -------- ------ -------  ------ ------
Outstanding at beginning of year  162,494   $ 10   149,556  $ 10   149,556  $ 10
Granted                                 -                -               -
Exercised                         (12,938)    10         -               -
Retired                                 -                -          (9,833)   10
                                  -------          -------         -------
Outstanding at end of year        149,556    10   149,556    10   139,723    10
                                  =======         =======         =======
Options exercisable at year-end   119,181         129,181         129,348

Weighted-average fair value of
 options granted during the year  $   N/A        $    N/A         $   N/A

The following table summarizes information about fixed stock options outstanding at June 30, 1997:

                      Weighted-           Number Exer-
           Number     Average    Weighted-  cisable    Weighted
Range of     at      Remaining    Average     at       Average
Exercise  June 30,  Contractual  Exercise   June 30,   Exercise
Prices      1997        Life       Price      1997       Price
--------  --------  -----------  ---------  --------   ---------
All at $10 139,723    6.0 years     $10       129,348      $10

                          June 30, 1997 and 1996

NOTE 9:  OFFICER, DIRECTOR AND EMPLOYEE PLANS
          (Continued)

Employee Stock Ownership Plan
-----------------------------------------------------
     In conjunction with the Conversion, the Association formed an Employee Stock Ownership Plan ("ESOP"). The ESOP covers substantially all employees with more than one year of employment and who have attained the age of 21. The ESOP borrowed $685,000 from the Company and purchased 68,500 common shares issued in the Conversion. The loan is payable over a period of 10 years with an interest rate of 4 percent. The Association makes scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed.

     Shares are released for allocation to participants based upon the ratio of the current year's debt service to the sum of total principal and interest payments over the life of the loan. Released shares are allocated among ESOP participants on the basis of compensation in the year of allocation. Dividends paid on allocated and unallocated shares are added to participant accounts.

     The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and shares pledged as collateral are reported as unearned ESOP shares, a reduction of stockholder's equity. As shares are released from collateral, the Association records compensation expense in an amount equal to the fair value of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. Compensation expense is also recognized for Company dividends on unallocated shares paid or added to participant accounts. ESOP compensation expense was $240,000, $275,000 and $115,000 for the years ended June 30, 1997, 1996 and 1995 respectively.

     The ESOP shares as of June 30, 1997 were as follows:

Allocated shares                            33,300
Shares released for allocation               4,690
Unreleased shares                           28,202
                                          --------
Total ESOP shares                           66,192
                                          ========
Fair value of unreleased shares
 at June 30, 1997                         $663,000
                                          ========

Association Recognition and Retention Plan
-----------------------------------------------------
     In conjunction with the Conversion, the Company formed an Association Recognition and Retention Plan ("RRP"), which was authorized to acquire 4% of the shares of common stock in the Conversion. The total shares authorized were awarded to directors and to employees in key management positions in order to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company.

     The Association contributed funds to the RRP plan to enable it to acquire the shares of common stock required to fund the RRP (69,000 shares). For the year ended June 30, 1993, there were 64,308 shares awarded. No shares were awarded subsequently. Awards under the RRP Plan become vested at a rate of 25% per year.

     The $690,000 contributed to the RRP is being amortized to compensation expense as the plan participants become vested in those shares. For the years ended June 30, 1997, 1996 and 1995, the Association recognized compensation expense of $37,000, $87,000, and $184,000 respectively for the RRP plan. The unamortized cost, which is comparable to deferred compensation, is reflected as a reduction of stockholders' equity.

Outside Directors' Retirement Plan
-----------------------------------------------------
     In conjunction with the Conversion, the Association adopted an outside director's retirement plan to be effective after the Conversion. Under this plan an outside director who has served as a director for at least 15 years at the time of retirement will be eligible to receive a benefit equal to 50% of the annual directors fee for five years. In addition, a director's heirs are eligible to receive 1/2 of the benefit due to the director.

     The Outside Directors' Retirement Plan is unfunded. All benefits will be payable from the Association's current assets. The Association estimated the future cost of the Outside Directors Retirement Plan and accrues current compensation expense. The Association estimated the cost based on an assumed retirement age of 75 and an assumption that all directors would have at least 15 years service at the time of retirement. The estimated cost is being amortized into compensation expense over a 14 year period. This is the estimated average number of years to retirement plus the five year benefit period for the existing board members. This amortization resulted in expense of approximately $8,000 for the years ended June 30, 1997 and 1996.

NOTE 10:  INCOME TAXES
-----------------------------------------------------
     As discussed in Note 1, the Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

     A deferred tax asset is to be recognized for the bad debt reserve established for financial reporting purposes and requires a deferred tax liability to be recorded for increases in the tax bad debt reserve since January 1, 1988, the effective date of certain changes made by the Tax Reform Act of 1986 to the calculation of savings institutions' bad debt deduction. Accordingly, retained earnings at June 30, 1997, include approximately $4,174,000 for which no deferred federal income tax liability has been recognized.

     The Company and the Association file consolidated federal income tax returns on a fiscal year ended June 30 basis. In

                          June 30, 1997 and 1996

-----------------------------------------------------
accordance with the Tax Sharing Agreement, the Association agrees to remit its prorata share of the total consolidated tax liability, calculated as if it were filing a separate return for the year, to the Company on a quarterly basis. There were no significant intercompany tax receivable/payable balances at June 30, 1997.

     Income tax expense for the periods then ended is summarized as follows:

                                       June 30,
                               1997       1996      1995
                             -------    -------   -------
                                   (In thousands)
   Federal:
      Current                  $763       $744       $807
      Deferred                  109         59         26

   State:
      Current                   111         91        108
      Deferred                    3          4         (8)
                              -----     ------     ------
                               $986       $898       $933
                               ====       ====       ====

     Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rates of 34 percent to income before income taxes as a result of the following:
                                                            June 30,
                                                   1997       1996      1995
                                                  -------    -------   -------
                                                          (In thousands)
Expected income tax expense at federal tax rate      $825       $779      $811
State income tax, net of federal tax benefit           75         63        66
Nondeductible loan loss provision                      32         --        39
Compensation expense for employee stock plans          41         48        23
   Other                                               13          8        (6)
                                                    -----      -----      ----
      Total income tax expense                       $986       $898      $933
                                                     ====       ====      ====

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax liability relate to the following:

                                                         1997      1996
                                                         ----      ----
                                                         (In thousands)
 Income tax basis of FHLB stock versus carrying value   $ 139     $ 139
 Deferred loan fees                                        11        10
 Tax bad-debt reserve                                      --        74
 Unrealized gain on investments                           427        90
                                                        -----     -----
 Gross deferred tax liabilities                           577       313
                                                        -----     -----
 SFAS 106 deferred tax asset (Note 9)                     (16)      (13)
 RRP expense deferred for tax                             (66)     (112)
 State deferred tax benefit for bad debts                 (44)      (37)
                                                       ------    ------
   Gross deferred tax assets                             (126)     (162)
                                                        -----     -----
   Net deferred tax liability(asset)                      451       151
                                                        -----     -----
 Federal tax payable                                       74        31
 State tax payable                                         65        59
                                                       ------    ------
 Net current tax liability                                139        90
                                                       ------    ------
         Total income tax payable                       $ 590     $ 241
                                                        =====     =====

                          June 30, 1997 and 1996

     Deferred tax expense results from temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. The sources and tax effects of these temporary differences are as follows:


                                          June 30,
                               1997         1996      1995
                             -------      -------   --------
                                       (In thousands)

      FHLB stock dividends   $  --         $ 28      $  -
      Deferred loan fees         1           (2)        1
      Tax bad debt reserve      --           (5)        -
      Post retirement
       benefits - SFAS 106      (3)          (3)       (3)
      State bad debt            (7)           -       (14)

      RRP expense deferred
       for tax                  48           26         -
      Tax benefit of RRP plan   73           19        34
                             -----         ----      ----

      Total deferred tax
       expense                $112         $ 63      $ 18
                              ====         ====      ====


NOTE 11:         REGULATORY MATTERS

The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision
(OTS). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Association and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). As discussed in greater detail below, as of June 30, 1997, the Association does meet all of the capital adequacy requirements to which it is subject.

     As of June 30, 1997, the most recent notification from the OTS, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Association's prompt corrective action category.

                          June 30, 1997 and 1996

                                    For Capital Adequacy Purposes
                                      and to be Well-Capitalized
                                               under the
                                        Prompt Corrective Action
                        Actual                Provisions
                  ----------------------------------------------
                  Amount       Ratio    Amount             Ratio
                  ------       -----    ------             -----
               (dollars in           (dollars in
                thousands)            thousands)

As of June 30, 1997

  Total Risk-
   Based Capital
   (to Risk-
   Weighted
   Assets)       $26,824        31.7%    $ 8,456          10.0%
  Tier I Capital
  (to Risk-
   Weighted
   Assets)       $26,194        31.0%    $ 5,074           6.0%
  Tier I Capital
   (to Adjusted
   Total Assets) $26,194        11.2%    $14,044           6.0%
  Tangible
   Capital (to
   Adjusted
   Total Assets) $26,194        11.2%    $11,703           5.0%


As of June 30, 1996

  Total Risk-
   Based Capital
   (to Risk-
   Weighted
   Assets)       $26,530        37.6%    $ 7,061          10.0%
  Tier I Capital
   (to Risk-
   Weighted
   Assets)       $25,995        36.8%    $ 4,236           6.0%
  Tier I Capital
   (to Adjusted
   Total Assets) $25,995        12.9%    $12,051           6.0%
  Tangible
   Capital (to
   Adjusted
   Total
   Assets)       $25,995        12.9%    $10,042           5.0%

                          June 30, 1997 and 1996

NOTE 12:  OTHER NON-INTEREST INCOME AND EXPENSE

Other non-interest income and expense amounts are summarized as follows:

                                        June 30,
                              1997        1996        1995
                            -------      -------     -------
                                     (In thousands)

Other non-interest income:

   Loan late charges         $  4         $  4        $  4
   Other                        6           17          10
                             ----         ----        ----
                             $ 10         $ 21        $ 14
                             ====         ====        ====
Other non-interest expense:

   Advertising and promotion $ 40         $  8        $ 20
   Data processing             56           52          58
   Professional fees           59           39          48
   Printing, postage and
    supplies                   27           28          17
   Telephone                   12            9           9
   Foreclosed real estate
    expenses                   --            5           4
   Other                       81           63         105
                            -----        -----        ----

                             $275         $204        $261
                             ====         ====        ====


NOTE 13:  COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Association had outstanding firm commitments to originate or purchase loans as follows:

                      June 30, 1997           June 30, 1996
                -----------------------  ------------------------
                Fixed-  Variable-        Fixed-  Variable-
                 Rate     Rate    Total   Rate     Rate     Total
                                 (In thousands)

First-mortgage
 loans         $  355   $7,593   $7,948  $  641   $4,323   $4,964
               ======   ======   ======  ======   ======   ======


The Association is, from time to time, a party to certain lawsuits arising in the ordinary course of its business. The Association believes that none of these lawsuits would, if adversely determined, have a material adverse effect on its financial condition or results of operations.

                          June 30, 1997 and 1996
NOTE 14:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Association is a party to financial instruments with off- balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract of those instruments reflect the extent of the Association's involvement in particular classes of financial instruments.

     The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, is represented by the contractual amount of those instruments. The Association uses the same credit policies in making commitments as it does for on-balance-sheet instruments.
                                                 Contract Amount
                                                      June 30,
                                                      --------
                                                   1997      1996
                                                   ----      ----
                                                 (In thousands)
Financial instruments, the contract amounts of
 which represent credit risk:
     Commitments to extend credit                $7,948     $4,964
                                                 ======     ======

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments can expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. The Association evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Association upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include residential and income-producing commercial properties. The loan commitments at June 30, 1997, were at fixed rates of 7.875% to 8.125% for 15 to 30 years on $355,000 and variable rates of 6.75% to 8.25% on $7,593,000.

     The Association invests funds in other financial institutions in the form of certificates of deposit, none of which exceed the insured limit of $100,000. In addition, the Association maintains cash accounts at the Federal Home Loan Bank and two local banks. Balances reflected on the local banks' statements exceed the $100,000 insurance limit by varying amounts on a daily basis. The Association controls this risk by monitoring the financial condition of the local banks. The Federal Home Loan Bank is an instrumentality of the U.S. Government.

NOTE 15:  SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

     Most of the Association's business activity is with customers located within the State of Missouri. As of June 30, 1997 and 1996, the Association's loans receivable included approximately $91.2 million and $90.0 million , respectively of loans originated or purchased in the Columbia, Missouri area. A substantial part of these loans are on 1 to 4 family residences. Included is approximately $8.9 million and $6.5 million of commercial loans, respectively.

NOTE 16:  RELATED PARTY TRANSACTIONS

     Certain directors and executive officers of the Company or its subsidiary were loan customers. A summary of aggregate related party loan activity, for loans aggregating $60,000 or more to any one related party is as follows:

                                                    June 30,
                                               1997        1996
                                             --------    --------
   Beginning balance                         $257,820    $204,196
   New loans                                   15,000     115,000
   Repayments                                  11,592      61,376
                                             --------    --------
   Ending balance                            $261,228    $257,820
                                             ========    ========
                                                     32
PAGE

                          June 30, 1997 and 1996
NOTE 17:  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

     The following condensed statement of financial condition, as of June 30, 1997 and 1996 and condensed statements of earnings and cash flows for the years then ended for MBLA Financial Corporation should be read in conjunction with the consolidated financial statements and the notes thereto.



                                                June 30,
                                            1997         1996
                                           ------       ------
                                              (In thousands)

        ASSETS

Cash on hand and noninterest earning
 deposits                                  $       1   $       3
Interest-earning deposits in other
 institutions                                  1,600         639
Dividend receivable                               --       1,200
Investment in subsidiary                      26,921      26,114
ESOP loan receivable                             282         390
                                            --------    --------
             Total assets                  $  28,804    $ 28,346
                                           =========    ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Income taxes payable                       $      (4)   $     (4)
Dividends payable                                260         274
Accrued expenses                                  12           9
                                             -------    --------
             Total liabilities                   268         279
                                             -------   ---------

        STOCKHOLDERS' EQUITY

Common stock                                      17          17
Additional paid in capital                    16,944      16,754
Retained earnings                             18,535      17,665
Less:

   Treasury stock                             (7,347)     (5,924)

Unrealized gain (loss) on securities, net of
 taxes                                           727         153
ESOP obligation                                 (282)       (390)
RRP incentive plan                               (58)       (208)
                                           ---------   ---------
             Total Stockholders' Equity       28,536      28,067
                                            --------    --------

             Total liabilities and
              stockholders' equity           $28,804     $28,346
                                             =======     =======

                          June 30, 1997 and 1996
NOTE 17:  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                            Statement of Income

                                           Years Ended June 30,
                                              1997      1996
                                             ------    ------
                                              (In thousands)

Interest income:
     Investment securities                  $   39    $    8
     Other interest-earning assets              20        73
     ESOP loan                                  14        19
                                            ------    ------
                                                73       100

Income from investment in subsidiary         1,471     1,399
Noninterest expense:
      Other                                   (101)     (110)
                                           -------   -------
Income before income taxes                   1,443     1,389
Income tax (expense) recovery                   (2)        4
                                           -------   -------
     Net income                             $1,441    $1,393
                                            ======    ======

              Statement of Cash Flows

                                                           Years Ended June 30,
                                                              1997      1996
                                                             ------    ------
                                                              (In thousands)
Cash flows from operating activities:
   Net income                                                $1,441    $1,393
   Equity in earnings of subsidiary                             229    (1,399)
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Amortization of premiums and discounts                      --        (2)
     (Increase) decrease in interest receivable                  (1)       17
     Decrease in dividend receivable                          1,200        --
     Decrease in income tax payable                               2         5
     Increase (decrease) in other liabilities                   (11)      (46)
                                                             ------    ------
 Net cash provided (used) by operating activities             2,860       (32)
                                                             ------    ------

Cash flows from investing activities:
 Proceeds from maturities of investment securities and
   certificates of deposit                                      927     2,570
 Purchase of investment securities and certificates
   of deposit                                                  (927)        -
 (Increase) decrease in loans receivable ESOP                   108       135
                                                             ------    ------
 Net cash provided (used) in investing activities               108     2,705
                                                             ------    ------
Cash flows from financing activities:
   Stock options retired                                        (58)       -
   Purchase of treasury stock                                (1,423)   (2,257)
   Dividends paid                                              (528)     (554)
                                                             ------    ------
 Net cash provided (used) by financing activities            (2,009)   (2,811)
                                                             ------    ------
 Increase (decrease) in cash and cash equivalents               959      (138)
Cash and cash equivalents at beginning of period                642       780
                                                             ------   -------
Cash and cash equivalents at end of period                   $1,601    $  642
                                                             ======    ======
Dividends paid by subsidiary to parent                       $1,180    $1,700
                                                             ======    ======

June 30, 1997 and 1996
NOTE 18:  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and fair values of the company's financial instruments at June 30, 1997 and 1996. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
                                                        June 30, 1997
                                                     --------------------
                                                     Carrying        Fair
                                                      Amount         Value
                                                     --------       -----
                                                          (In thousands)
Nontrading instruments:
Cash and cash equivalents                          $    4,714     $    4,714
Investment securities and mortgage-backed securities $ 96,014     $   96,014
Loans, net                                         $  126,448     $  127,436
Accrued interest receivable                        $    1,595     $    1,595
FHLB stock                                         $    5,652     $    5,652
Deposit liabilities                                $ (101,959)    $ (102,171)
Debt-FHLB advances                                 $ (102,870)    $ (102,735)
Other liabilities                                  $   (1,458)    $   (1,458)

                                                             June 30, 1996
                                                          --------------------
                                                          Carrying        Fair
                                                           Amount         Value
                                                          --------       -----
                                                              (In thousands)
Nontrading instruments:
 Cash and cash equivalents                              $    5,131      $  5,131
 Investment securities and mortgage-backed securities   $   83,566      $ 83,566
 Loans, net                                             $  106,485      $106,564
 Accrued interest receivable                            $    1,152      $  1,152
 FHLB stock                                             $    4,256      $  4,256
 Deposit liabilities                                    $  (86,716)    $(87,125)
 Debt-FHLB advances                                     $  (85,086)    $(84,598)
 Other liabilities                                      $   (1,170)    $ (1,170)


     The carrying amounts in the tables are included in the statement of financial position under the indicated captions, except for advances from borrowers for taxes and insurance, income taxes payable and accrued expenses and other liabilities which have been combined into other liabilities.

Estimation of Fair Values

     The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments.

     Short-term financial instruments are valued at their carrying amounts included in the statement of financial position, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents, accrued receivables, and certain other liabilities.

     Loans are valued on the basis of estimated future receipts of principal and interest, discounted at various rates and reduced by the loan loss allowance. Future cash flows of loans are estimated based on their maturities and weighted average rates and are discounted at current rates offered for similar loan terms to new borrowers.

     Investment securities are valued at quoted market prices if available. For unquoted securities, the reported fair value is estimated by the Company on the basis of financial and other information.

     Fair value of demand deposits and deposits with no defined maturity is taken to be the amount payable on demand at the reporting date. The fair value of fixed-maturity deposits is estimated using rates currently offered for deposits of similar remaining maturities. The intangible value of long-term relationships with depositors is not taken into account in estimating the fair values disclosed.

     Rates currently available to the Company for Federal Home Loan Bank advances with similar terms and remaining maturities are used to estimate the fair value of existing borrowings as the present value of expected cash flows. Advances which have maturities within one year or rates which adjust monthly are valued at the carrying amount.

                                   LOCKRIDGE, CONSTANT & CONRAD, LLC
                                      CERTIFIED PUBLIC ACCOUNTANTS

                                      INDEPENDENT AUDITORS' REPORT

The Board of Directors
MBLA Financial Corporation
Macon, Missouri

We have audited the accompanying consolidated statements of financial condition of MBLA Financial Corporation and Subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of MBLA Financial Corporation and Subsidiary as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

/S/ LOCKRIDGE, CONSTANT & CONRAD, LLC
-------------------------------------
Lockridge, Constant & Conrad, LLC

July 31, 1997
Chillicothe, Missouri

                                  ANNUAL MEETING

      THE ANNUAL MEETING OF MBLA FINANCIAL CORPORATION STOCKHOLDERS WILL BE HELD AT THE OFFICE OF MACON BUILDING & LOAN ASSOCIATION, 101 VINE STREET, MACON, MISSOURI, ON TUESDDAY, OCTOBER 28, 1997 AT 4:30 P.M. A FORMAL NOTICE OF THE MEETING, TOGETHER WITH A PROXY STATEMENT AND A PROXY FORM, WILL BE MAILED TO SHAREHOLDERS.

                       GENERAL INFORMATION FOR STOCKHOLDERS
                             MBLA FINANCIAL CORPORATION

101 Vine Street--Macon, Missouri  63552          801 North Morley  --  Moberly,
Missouri  65270
Telephone: (816) 385-2122                        Telephone: (816) 263-6231

TRANSFER AGENT AND REGISTRAR
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ  07016-3572
(800) 456-0596

                                               SHAREHOLDER AND GENERAL INQUIRIES
                                                       Clyde D. Smith
                                                       Vice President and
                                                       Chief Financial Officer
                                                       101 Vine Street
GENERAL COUNSEL                                        Macon,  MO  63552
Hadley Grimm                                           (816) 385-2122
105 N. Rollins   Suite C
Macon, MO  63552
(816) 385-2115


STOCK LISTING
MBLA Financial Corporation stock is traded on the over-the-counter market under the NASDAQ symbol of MBLF and can be found listed in the following newspapers under the noted abbreviations:

               Wall Street Journal:   MBLA               USA Today:  MBLA

The following table sets forth market price information for the common stock of the Company for the periods indicated and dividend payments for each semi-annual period as indicated. There is no assurance that the Company will continue to pay dividends due to future changes in economic conditions and future interest rates.

Quarter Ended                  High                  Low         Dividends
 September 30, 1994          $16.00                 $15.00          N/A
 December 30, 1994           $15.00                 $14.25        $ .20
 March 30, 1995              $15.25                 $14.00          N/A
 June 30, 1995               $15.25                 $13.50        $ .20
 September 30, 1995          $17.50                 $14.375         N/A
 December 30, 1995           $19.50                 $16.75        $ .20
 March 31, 1996              $21.00                 $19.25          N/A
 June 30, 1996               $26.00                 $20.625       $ .20
 September 30, 1996          $23.25                 $21.25          N/A
 December 30, 1996           $22.25                 $19.00        $ .20
 March 31, 1997              $20.625                $19.25          N/A
 June 30, 1997               $25.25                 $19.875       $ .20

ANNUAL AND OTHER REPORTS

Additional copies of this Annual Report to shareholders, and copies of the Company's most recent Form 10-KSB may be obtained without charge from the Company.

   MBLA FINANCIAL
    CORPORATION

    101 Vine Street
    Macon, MO  63552

                                        Exhibit 21.0
                           Proxy Statement for 1997 Annual Meeting

                             PROXY STATEMENT

                       MBLA FINANCIAL CORPORATION
                     ANNUAL MEETING OF STOCKHOLDERS

                            OCTOBER 28, 1997

                          MBLA FINANCIAL CORPORATION
                               101 VINE STREET
                            MACON, MISSOURI  63552
                               (816) 385-2122

                               PROXY STATEMENT
                        ANNUAL MEETING OF STOCKHOLDERS
                               OCTOBER 28, 1997

GENERAL

This proxy statement is being furnished to stockholders of MBLA Financial Corporation ("MBLA" or the "Company") in connection with the solicitation by the Board of Directors of the Company (the "Board" or the "Board of Directors") of proxies to be used at the Annual Meeting of Stockholders (the "Meeting") to be held on October 28, 1997, at 4:30 p.m. Central Time, at the Company's offices at 101 Vine Street, Macon, Missouri 63552 and at any adjournments thereof. The 1997 Annual Report to Stockholders, including the consolidated financial statements for the fiscal year ended June 30, 1997 accompanies this proxy statement, which is first being mailed to stockholders of record on or about September 30, 1997.

Regardless of the number of shares of common stock owned, it is important that a majority of the shares outstanding be represented in person or by proxy at the Meeting to ensure the presence of a quorum for the transaction of business. Stockholders are requested to vote by completing the enclosed proxy card and returning it signed and dated in the enclosed postage-paid envelope. Stockholders are urged to indicate their vote in the spaces provided on the proxy card. Proxies solicited by the Board of Directors of MBLA will be voted in accordance with the directions given therein. Where no instructions are indicated, signed proxies will be voted FOR the specific proposals presented in this proxy statement.

Other than the matters listed in the accompanying Notice of Annual Meeting of Stockholders, the Board of Directors knows of no matters that will be presented for consideration at the Meeting. Execution of a proxy, however, confers on the designated proxy holders the discretionary authority to vote the shares in accordance with their best judgement on such other business, if any, that may properly come before the Meeting or any adjournments thereof.


VOTING AND REVOCABILITY OF PROXIES

A proxy may be revoked at any time prior to its exercise by the filing of a written notice of revocation with the Secretary of the Company, by delivering to the Company a duly executed proxy bearing a later date, or by attending the Meeting and voting in person. However, if you are a stockholder whose shares are not registered in your own name, you will need appropriate documentation from your stockholder of record to vote in person at the Meeting.

The cost of solicitation of proxies on behalf of management will be borne by the Company. In addition to the solicitation of proxies by mail, Registrar and Transfer Co. will assist the Company in soliciting proxies for the Meeting and will be paid a fee of $1,200 plus out-of-pocket expenses. Proxies may also be solicited personally or by telephone or telegraph by directors, officers, and regular employees of the Company and Macon Building and Loan Association, F.A. (the "Association"), without additional compensation therefor. The Company will also request persons, firms, and corporations holding shares in their names, or in the name of their nominees, which are beneficially owned by others, to send proxy material to and obtain proxies from such beneficial owners, and will reimburse such holders for their reasonable expenses in doing so.

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The securities which may be voted at the Meeting consist of shares of common stock of the Company (the "Common Stock"), with each share entitling the holder thereof to one vote on each matter to be considered at the Meeting, except as described below. There is no cumulative voting for the election of directors.

The close of business on September 19, 1997 has been fixed by the Board of Directors as the record date (the "Record Date") for the determination of stockholders of record entitled to notice of, and to vote at, the Meeting and any adjournments thereof. The total number of shares of Common Stock outstanding on the Record Date was 1,269,318 shares.

As provided in the Company's Certificate of Incorporation, record holders of Common Stock who beneficially own in excess of 10% of the outstanding shares of Common Stock (the "Limit") are not entitled to any vote in respect of the shares held in excess of the Limit. A person or entity is deemed to beneficially own shares owned by an affiliate of, as well as persons acting in concert with, such person or entity. The Company's Certificate of Incorporation authorizes the Board of Directors (i) to make all determinations necessary to implement and apply the Limit, including determining whether persons or entities are acting in concert, and (ii) to demand that any person who is reasonably believed to beneficially own stock in excess of the Limit to supply information to the Company to enable the Board to implement and apply the Limit.

The presence, in person or by proxy, of the holders of at least a majority of the total number of shares of Common Stock entitled to vote at the meeting (after subtracting any shares in excess of the Limit pursuant to the Company's Certificate of Incorporation) is necessary to constitute a quorum at the Meeting. In the event there are insufficient votes for a quorum or to approve or ratify any proposal at the time of the Meeting, the Meeting may be adjourned in order to permit the further solicitation of proxies.

As to the election of directors, the proxy card being provided by the Board of Directors enables a shareholder of record to vote "FOR" the election of the nominees proposed by the Board, or to "WITHHOLD AUTHORITY" to vote for one or more of the nominees being proposed. Under Delaware law and the Company's Bylaws, directors are elected by a plurality of votes cast without regard to either (i) broker non- votes or (ii) proxies as to which authority to vote for one or more of the nominees being proposed is withheld. The proposal for the ratification of Lockridge, Constant and Conrad as independent accountants for the Company for the fiscal year ending June 30, 1998 requires the affirmative vote of a majority of the votes cast on such proposal without regard to broker non-votes and abstentions.

If a shareholder is a participant in the Association's Employee Stock Ownership Plan ("ESOP"), the proxy card represents a voting instruction to the trustees of the ESOP as to the number of shares in the participant's plan account. Each participant in the ESOP may direct the trustees as to the manner in which shares of Common Stock allocated to the participant's plan account are to be voted. Unallocated shares of Common Stock held by the ESOP and allocates shares for which no voting instructions are received will be voted by the trustees in the same proportion as shares for which the trustees have received voting instructions.

Proxies solicited hereby will be returned to the Board and will be tabulated by personnel appointed by the Board and Boatmen's Trust employees.

The Securities Exchange Act of 1934 ("Exchange Act") requires that any person who acquires the beneficial ownership of more than 5% of the Common Stock of the Company notify the Securities and Exchange Commission ("SEC") and the Company. Based upon such reports provided to the Company, the following table sets forth, as of the Record Date, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of Common Stock.

                                                           Percent
Name and Address of       Number of Shares and Nature   of Common Stock
  Beneficial Owner        of Beneficial Ownership         Outstanding
-------------------       -----------------------         -----------
Mary Kathryn Drake               156,250                     12.03%
2104 Dornoch
League City, Texas

John T. Neer                     106,179                      7.81%
405 North Wentz
Macon, Missouri

FILING OF BENEFICIAL OWNERSHIP REPORTS
The Common Stock is registered pursuant to Section 12(g) of the Exchange Act. The officers and directors of the Company and beneficial owners of greater than 10% of the Common Stock ("10% beneficial owners") are required to file reports on Forms 3, 4, and 5 with the SEC disclosing changes in beneficial ownership of the Common Stock. Based on the Company's review of such ownership reports, no officer, director, or 10% beneficial owner of the Company failed to file such ownership reports on a timely basis for the fiscal year ending June 30, 1997. In addition, the Company is not aware of any additional 13D filings or filings of Forms 3, 4 or 5 by Mary Kathryn Drake.

PROPOSAL 1.   ELECTION OF DIRECTORS
Pursuant to the Company's Bylaws, the number of directors of the Company is set at seven (7) unless otherwise designated by the Board. Each of the seven members of the Board of Directors of the Company also presently serves as a director of the Association and its wholly owned subsidiary, MBL Financial Services ("MBL"). Directors are elected for staggered terms of three years each, with a term of office of only one of the three classes of directors expiring each year. Directors serve until their successors are elected and qualified.

The two nominees for 3-year terms to expire in 2000 proposed for election at the Meeting are Messrs. Barrows and Walter. All nominees named are presently directors of the Company. No person being nominated as a director is being proposed for election pursuant to any agreement or understanding between such person and the Company.

In the event that any such nominee is unable to serve or declines to serve for any reason, it is intended that proxies will be voted for the election of the balance of those nominees named and for such other persons as may be designated by the present Board of Directors. The Board of Directors has no reason to believe that any of the persons named will be unable or unwilling to serve. Unless authority to vote for the directors is withheld, it is intended that the shares represented by the enclosed proxy card, if executed and returned, will be voted FOR the election of all nominees proposed by the Board of Directors.

THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE ELECTION OF ALL NOMINEES NAMED IN THIS PROXY STATEMENT.

The following table sets forth, as of the Record Date, the names of the nominees and continuing directors including their ages, a brief description of their recent business experience, including present occupations and employment, certain directorships held by each, the year in which each became a director, the year in which their term as director of the Company expires, and the amount of Common Stock and the percent thereof beneficially owned by each and all directors and executive officers as a group.

Name and Principal                                  Shares of
Occupation at Present                  Expiration   Common Stock   Ownership
and for the Past             Director  of Term as   Beneficially   As a Percent
Five Years          Age(1)   Since(2)  Director     Owned(3)       of Class
----------------    ------   --------  --------     ------------   --------
Nominees
---------
Arnold L. Walter      72        1978      1997      44,525 (2)(3)     3.40
Owner, Walter's Service Garage

Carl B. Barrows       77        1973      1997      23,352 (3)(4)     1.79
Vice Chairman of the Board of
the Company and the Association


Continuing Directors
---------------------
Charles L. Hutton     79        1964      1999      44,525 (2)(3)     3.40
Chairman of the Board of the
Company and the Association

Truman L. Gehringer   74        1966      1999       5,973 (4)         .46
Former Vice President of the
Company and the Association

John T. Neer          48        1985      1999     106,179 (5)        7.81
President and Chief Executive
Officer of the Company and the
Association

Robert M. Wilhite     59        1973      1998      39,322 (2)(3)     3.00
Dentist

Richard C. Miller, Jr. 60       1974      1998      40,722 (2)(3)(4)  3.11
Owner, Miller Rexall Drug Store

Stock Beneficial Ownership of all                  408,128 (6)(7)(8)  28.25
Directors and executive officers
as a group (11 persons) and unallocated
ESOP stock voted by the ESOP trustee

 (1)As of June 30, 1997.
 (2)Each person or relative of such person whose shares are included herein, exercises sole (or shared with spouse, relative, or affiliate) voting or dispositive power as to the shares reported.
 (3)Includes 9,833 shares subject to options at $10.00 per share that may be acquired by each outside director under the MBLA Financial Corporation 1993 Stock Option Plan for Outside Directors (the "Directors' Option Plan").
 (4)Includes 1,173 shares with respect to Mr. Gehringer awarded under the DRP.

(footnotes from previous page)
------------------------------
 (5)Includes 60,375 shares with respect to which shares may be acquired through the exercise of stock options under the MBLA Financial Corporation 1993 Incentive Stock Option Plan "Incentive Option Plan").
 (6)Includes 49,165 shares subject to options under the Directors' Option Plan, 89,865 shares with respect to all current executive officers which may be acquired through the exercise of stock options granted under the Incentive Option Plan, and 5,865 shares awarded to directors and executive officers under the DRP and the RRP.
 (7)Mr. Hutton serves as trustee of the Employee Stock Ownership Plan ("ESOP") which holds 67,126 shares of common stock for the benefit of Association employees. Such stock will be allocated to ESOP participants as the ESOP debt is repaid over the next 3 year period. As of the Record Date, 27,390 shares have been allocated to ESOP participants for which such participants may direct the ESOP trustee as to voting. The remaining 39,736 unallocated shares, and allocated shares for which no timely voting direction is received by the ESOP Trustee, will be voted by the trustee in accordance with the instructions received on allocated shares, subject to the trustee's fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended. Mr. Hutton disclaims beneficial ownership of all 67,127 shares held by the ESOP.
 (8)Includes 39,736 shares unallocated for the ESOP which are voted by Mr. Hutton, who serves as trustee for the ESOP.

Nominations for Directors

Only persons who are nominated in accordance with the procedures set forth in the Company's Bylaws shall be eligible for election as directors. Nominations of persons for election to the Board of Directors of the Company may be made at a meeting of stockholders at which directors are to be elected only (i) by or at the direction of the Board of Directors (ii) by any stockholder of the Company entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in Section 6(c) of the Bylaws. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made by timely notice in writing to the Secretary of the Company. To be timely, a stockholder's notice shall be delivered or mailed to and received at the principal executive offices of the Company not less than ninety (90) days prior to the date of the meeting; provided, however, that in the event that less than one hundred (100) days notice or prior disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made.

Such stockholder's notice shall set forth (i) as to each person whom such stockholder proposes to nominate for election or re-election as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required pursuant to the Exchange Act (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (ii) as to the stockholder giving the notice, (x) the name and address, as they appear on the Company's books, of such stockholder and (y) the class and number of shares of the Company's capital stock that are beneficially owned by such stockholder. At the request of the Board of Directors any person nominated by the Board of Directors for election as a director shall furnish to the Secretary of the Company that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee.

The officer of the Company or other person presiding at the meeting shall, if the facts so warrant, determine that a nomination was not made in accordance with the provisions of the Bylaws and, if such person shall so determine, such person shall so declare to the meeting and the defective nomination shall be disregarded.

Meetings of the Board and Committees of the Board

The Board of Directors conducts its business through meetings of the Board and through activities of its committees. The Board of Directors meets as needed. During fiscal 1997, the Board of Directors of the Company held seven meetings. All of the directors of the Company attended at least 90% in the aggregate of the total number

                                      5
PAGE
of the Company's board meetings held and committee meetings on which such director served during fiscal 1997. The Board of Directors of the Company maintains committees, the nature and composition of which are described below.

The Audit Committee of the Company consists of Lester Hutton, Ben Barrows, Richard Miller, Robert Wilhite and Clyde Smith. This committee meets quarterly and engages an independent audit firm, approves internal audit schedules, and reviews internal audit reports. The audit committee met four times in fiscal 1997.

The Company's Nominating Committee for the 1997 Annual Meeting consists of Messrs. Hutton, Gehringer, Neer and Wilhite. The Committee considers and recommends the nominees for director to stand for election at the Company's Annual Meeting of stockholders. The Nominating Committee met one time in fiscal 1997.

The Investment Committee consists of Directors Gehringer, Walter, Miller and Neer and Clyde Smith, the Chief Financial Officer and Vice President. The Committee reviews investment opportunities and new products for investment purposes and to manage cash flow needs, monitors changes in value of the investment portfolio, and reviews and adjusts lending rates. The Investment Committee met six times in fiscal 1997.

Directors' Compensation

Directors' Fees. Directors of the Company do not receive any fees or retainer for serving on the Company's Board. All directors of the Association receive a fee of $600 for each meeting held. Members of the Association's Executive Committee, Audit Committee, and Investment Committee receive $25 per meeting for serving on these Committees. Directors receive no additional fees as directors of the service corporation.

Directors' Consultation and Retirement Plan. The purpose of the Plan is to provide retirement benefits to Directors of Macon Building and Loan Association (the "Association") who have provided expertise in enabling the Association to experience successful growth and development, so as to ensure that the Association will have their continued services to assist the Association in the conduct of its affairs.

Within thirty (30) days of a Participant's Termination Date, a Participant who has agreed to provide Consulting Services shall be designated a Consulting Director, and such Consulting Director shall be paid the portion of an annual Retirement Benefit based on years of service, in equal monthly installments for the number of months equal to the lesser of (1) the number months such Participant has agreed to provide Consulting Services as a Consulting Director, or (2) five (5) years. At the expiration of the period for which the Participant is entitled to benefits under this paragraph, his or her status as a Consulting Director shall cease.

Other. Directors who are not also employees of the Company or the Association also participate in the Director's Option Plan and the DRP.

Executive Compensation

Summary Compensation Table. The following table shows, for the fiscal years ending June 30, 1997 and 1996, the cash compensation paid by the Association, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer of the Company and the Association. No other executive officer of the Company or the Association received salary and bonus in excess of $100,000 in fiscal 1997.
                                                                  Long Term
                          Annual Compensation                Compensation Awards

Name and Principal                                  Other Annual  All Other
Position           Year   Salary($)(1)   Bonus($)   Compensation  Compensation
                                                     ($)(2)       ($)(3)
-----------------  ----   ------------  ----------  ------------  -------------
John T. Neer      1997     $127,200      $ ---          ---         $30,000
President, Chief  1996     $127,200$       ---          ---         $30,000
 Executive Officer,
 and Director


(1) Includes fees as director of the Association.
(2) Does not include perquisites for the fiscal years ended June 30, 1997, 1996 and 1995 which did not exceed the lesser of $50,000.
(3) Includes 3,000 and 3,000 shares of common stock allocated under the ESOP during the fiscal year ended June 30, 1997 and 1996 respectively. As of June 30, 1997 and 1996, the value of such shares was $70,500 and $70,500 respectively.

Employment Agreement. The Association and the Company have entered into an employment agreement with Mr. John T. Neer. The employment agreement provides for a three-year term. Commencing on the first anniversary date and continuing each anniversary date thereafter, the agreement may be extended for an additional year so that the remaining term shall be three years if the Board of Directors, after conducting performance evaluations, votes to extend the agreement. The agreement provides that the base salary for Mr. Neer is $120,000. In addition to the base salary, the agreement provides for, among other things, disability pay, participation in stock benefit plans, and other fringe benefits. The agreement provides for termination by the Association for cause at any time. In the event the Association chooses to terminate Mr. Neer's employment for reasons other than for cause or in the event of Mr. Neer's resignation upon (i) the failure to re-elect or nominate Mr. Neer to his current offices or board membership, (ii) a material change in the executive's functions, duties, or responsibilities, or relocation of his principal place of employment, (iii) a liquidation, dissolution, consolidation, reorganization, or merger in which the Association is not the resulting entity, or (iv) a breach of the agreement by the Association if termination, voluntary or involuntary, occurs following a hostile change in control of the Association, Mr. Neer or, in the event of death, his beneficiary, would be entitled to a severance payment equal to three times his average annual compensation over the past three years of employment with the Association. The Association would also continue the executive's life, health, accident, and disability coverage for the remaining unexpired term of the agreement. A hostile change in control is defined to mean a change in control of which the Board of Directors of the Association has not approved or recommended to shareholders. A change in control is generally defined to mean the acquisition by a person or group of persons having beneficial ownership of 20% or more of the Association's or Company's Common Stock during the term of the agreement or a tender offer for 20% of the Common Stock or exchange offer, merger, or other form of business combination, sale of assets, or an election of directors which result in a change of a majority of the Board of Directors.

Payments under the employment agreement in the event of a change in control may constitute an excess parachute payment under Section 280G of the Code resulting in the imposition of an excise tax on the recipient and denial of a deduction to the Association for all amounts in excess of the executive's average annual compensation for the five tax years preceding the change in control. The agreement provides that benefits payable to the executive under a change in control will be reduced to an amount that would not constitute an excess parachute payment (as that term is defined in Section 280G of the Code) if the reduced amount is greater than the non-reduced amount less payments of any excise tax.

Stock Option Plan. The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding stock options held by John T. Neer as of June 30, 1997 under the Company's Incentive Stock Option Plan. Also reported are the value for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year- end price of the Common Stock. No options were granted to or exercised by Mr. Neer in 1997.

          Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Options/SAR Values

                                      Number of          Value of Unexercised
                                      Unexercised         In-the-money
           Shares Acquired  Value     Options/SARs at     Options/SARs at
Name       on Exercise(#)   Realized  Fiscal Year End(#)  Fiscal Year End ($)(1)
                                      Exercisable/        Exercisable/
                                      Unexercisable       Unexercisable
---------- -------------    --------  -------------       -------------
John T. Neer    ---            ---    50,000/10,375       $675,000/$140,062


(1) The exercise price of the option is $10.00. As of June 30, 1997, the closing price of the Common Stock, as reported on the Nasdaq National Market, was $23.50.



CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Association had no "interlocking" relationships existing on or after July 1, 1994 in which (i) any executive officer is a member of the Association's Board of Directors, or where (ii) any executive officer is a member of the compensation committee of another entity, one of whose executive officers is a member of the Association's Board of Directors. The Association, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Association's other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features. All loans by the Association to its directors and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of the Association. The Association's affiliates must qualify for loans on terms and conditions comparable to those for similar transactions with non-affiliates. Furthermore, loans to an affiliate must be approved in advance by a disinterested majority of the Board of Directors or be within other guidelines established as a result of OTS regulations.

                   PROPOSAL 2.  RATIFICATION OF APPOINTMENT
                           OF INDEPENDENT AUDITORS

The Company's independent auditors for the fiscal year ended June 30, 1997 were Lockridge, Constant and Conrad. The Company's Board of Directors has reappointed Lockridge, Constant and Conrad to continue as independent auditors for the Association and the Company for the year ending June 30, 1998, subject to ratification of such appointment by the stockholders.

Representatives of Lockridge, Constant and Conrad will be present at the Meeting. They will be given an opportunity to make a statement if they desire to do so and will be available to respond to appropriate questions from stockholders present at the Meeting.

Unless marked to the contrary, the shares represented by the enclosed Proxy, if executed and returned, will be voted for ratification of the appointment of Lockridge, Constant and Conrad as the independent auditors of the Association and the Company.

THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" RATIFICATION OF THE APPOINTMENT OF LOCKRIDGE, CONSTANT AND CONRAD AS THE INDEPENDENT AUDITORS OF THE ASSOCIATION AND THE COMPANY.


                          STOCKHOLDER PROPOSALS

To be considered for inclusion in the proxy statement and proxy relating to the Annual Meeting of Stockholders to be held in 1998, a stockholder proposal must be received by the Secretary of the Company at the address set forth on the first page of this Proxy Statement, not later than June 1, 1998. Any such proposal will be subject to the proxy solicitation rules of the Exchange Act and the procedures contained in the Company's bylaws.


                              OTHER MATTERS

The Board of Directors knows of no business which will be presented for consideration at the Meeting other than as stated in the accompanying Notice of Annual Meeting of Stockholders. If, however, other matters are properly brought before the Meeting, it is the intention of the persons named in the accompanying proxy to vote the shares represented thereby on such matters in accordance with their best judgement.

Whether or not you intend to be present at the Meeting, you are urged to return your proxy promptly. If you are present at the Meeting and wish to vote your shares in person, your proxy may be revoked by voting at the Meeting.

A copy of the Form 10-KSB (without exhibits) for the year ended June 30, 1997, as filed with the Securities and Exchange Commission, will be furnished without charge to stockholders of record upon written request to MBLA Financial Corporation, Mr. John T. Neer, President, 101 Vine Street, Macon, Missouri 63552.

By Order of the Board of Directors


/s/ CLYDE D. SMITH
------------------
    Clyde D. Smith
    Secretary

Macon, Missouri
September 30, 1997

YOU ARE CORDIALLY INVITED TO ATTEND THE MEETING IN PERSON. WHETHER OR NOT YOU PLAN TO ATTEND THE MEETING, YOU ARE REQUESTED TO SIGN AND PROMPTLY RETURN THE ACCOMPANYING PROXY IN THE ENCLOSED POSTAGE-PAID ENVELOPE.

                                        EXHIBIT 24.0
                        CONSENT OF LOCKRIDGE, CONSTANT AND CONRAD

                               LOCKRIDGE, CONSTANT AND CONRAD, LLC
                                  CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
MBLA Financial Corporation
Macon, Missouri

We consent to the incorporation by reference in this annual report ( Form 10-KSB) of MBLA Financial Corporation of our report dated July 31, 1997, included in the 1997 Annual Report to Shareholders of MBLA Financial Corporation.

September 24, 1997
Chillicothe, Missouri