Form 10-Q
period 1997-09-30
MBLA FINANCIAL CORP
filed 1997-10-31
CIK 897999

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT
 OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1997           COMMISSION FILE NO. 0-21482


                          MBLA FINANCIAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    DELAWARE                                   43-1637679
    --------                                   ----------
(STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

    101 VINE STREET
    MACON, Missouri                               63552
    ---------------                               -----
(ADDRESS OF PRINCIPAL EXECUTIVE                 (ZIP CODE)
 OFFICES)

             REGISTRANT'S TELEPHONE NUMBER: (660) 385-2122

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes [X]    No  [ ]

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 1,267,268 at October 29, 1997.

                  MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                                  FORM 10-Q

                                    Index

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1      Financial Statements                                           Page
                                                                           ----
            Consolidated Statements of Financial Condition as of September
            30, 1997 (unaudited) and June 30, 1997........................   2

            Consolidated Statements of Operations for the Three Months
            ended September 30, 1997 and 1996 (unaudited)...............     3

            Consolidated Statements of Changes in Stockholders' Equity
            for the Three Months ended September 30, 1997 and
            1996 (unaudited)............................................     4

            Consolidated Statements of Cash Flows for the Three Months
            ended September 30, 1997 and 1996 (unaudited)...............     6

            Notes to Unaudited Consolidated Financial Statements........     8

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    10



PART II.   OTHER INFORMATION

Item 1      Legal Proceedings...........................................    17

Item 2      Changes in Securities.......................................    17

Item 3      Default upon Senior Securities..............................    17

Item 4      Submission of Matters to a Vote of Security Holders.........    17

Item 5      Other Information...........................................    17

Item 6      Exhibits and Reports on Form 8-K............................    17

Signature Page..........................................................    18

                         MBLA FINANCIAL CORPORATION
                Consolidated Statements of Financial Condition



                                                    September 30,   June 30,
                                                          1997       1997
                                                             (unaudited)
           ASSETS                                           (In thousands)
                                                         ------     ------
Cash on hand and noninterest-earning deposits              $335       $230
Interest-earning deposits in other institutions           6,388      4,484
Investment securities available-for-sale, at fair value  12,506     27,039
Mortgage-backed and related securities
  available-for-sale, at fair value                      68,133     68,975
Loans receivable, net                                   129,229    126,448
FHLB stock                                                5,652      5,652
Accrued interest receivable                               1,385      1,595
Real estate owned                                            -          -
Premises and equipment                                      302        308
Other assets                                                 86         92
                                                         ------     ------
     Total assets                                      $224,013   $234,823
                                                        =======    =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                               $104,305   $101,959
Advances from Federal Home Loan Bank                     89,814    102,870
Advances from borrowers for taxes and insurance             209        171
Income taxes payable                                        893        590
Accrued expenses and other liabilities                      445        697
                                                         ------     ------
     Total liabilities                                 $195,666   $206,287
                                                        =======    =======
Preferred stock, $.01 par value;
  authorized 500,000 shares; none outstanding             $  -       $  -
Common stock, $.01 par value; authorized 2,500,000
  shares, issued 1,738,111 shares at September 30, 1997
       and June 30, 1997                                     17         17
Additional paid-in capital                               16,995     16,944
Retained earnings, substantially restricted              19,031     18,535
Less:
  Treasury stock, at cost - 469,843 shares at September
   30, 1997 and 439,699 shares at June 30, 1997          (8,061)    (7,347)
  Common stock acquired by the ESOP                        (282)      (282)
  Common stock awarded by Association
      Recognition and Retention Plan                        (58)       (58)
  Unrealized loss on securities available-for-sale,
     net of applicable deferred income taxes                705        727
     Total stockholders' equity                         $28,347    $28,536
                                                         ------     ------
     Total liabilities and stockholders' equity        $224,013   $234,823
                                                        =======    =======


See accompanying Notes to Unaudited Consolidated Financial Statements

                             MBLA FINANCIAL CORPORATION
                         Consolidated Statements of Operations
                                 (Unaudited)


                                                 Three Months Ended
                                                   September 30,
                                                   1997    1996
                                                    (In thousands)
Interest income:                                  ------  ------
  Loans receivable                                $2,374  $1,964
  Investment securities                              349     310
  Mortgage-backed and related securities           1,202   1,204
  Other interest-earning assets                       66      26
                                                  ------  ------
     Total interest income                         3,991   3,504

Interest expense:
  Deposits                                         1,464   1,175
  Advances                                         1,334   1,243
                                                  ------  ------
     Total interest expense                        2,798   2,418

  Net interest income                              1,193   1,086

Provision for loan losses                             15      20
Net interest income after provision
  for loan losses                                  1,178   1,066

Noninterest income:
  Committment fees                                     1       -
  Other                                                3       1
                                                  ------  ------
     Total noninterest income                          4       1

Noninterest expense:
  Compensation and benefits                          231     234
  Occupancy and equipment                             34      32
  SAIF deposit insurance premiums                     29     622
  Net loss on sale of real estate owned                -      (2)
  Other                                               47      40
                                                  ------  ------
     Total noninterest expense                       341     926

Income before income taxes                           841     141
Income tax expense                                   336      35
                                                  ------  ------
Net income                                          $505    $106
                                                  ======  ======

Earnings per share:
  Primary                                          $0.38   $0.08
  Fully diluted                                    $0.38   $0.08



See accompanying Notes to Unaudited Consolidated Financial Statements

                                MBLA FINANCIAL CORPORATION
                  Consolidated Statements of Changes in Stockholders' Equity
                                       (Unaudited)



                                                                                       Unrealized
                                                                                       Gain (Loss)
                                                                                       Securities
                                                                                       Available-
                                                                                       For-Sale,
                                                                                       Net of
                                                                  Common    Common     Applicable
                                 Additional                       Stock     Stock      Deferred
                        Common   Paid-In     Retained   Treasury  Acquired  Acquired   Income
                         Stock   Capital     Earning    Stock     by ESOP   by RRP     Taxes      Total
                                                         (In thousands)
                        ------   -------     -------    --------  -------   --------   -------   -------
Three Months Ended
  September 30, 1996
--------------------
Balance at June 30,        $17   $16,754     $17,665     ($5,924)   ($390)     ($208)     $154   $28,068

 Additions (deductions) for
   the nine months ended
   September 30, 1996:
    Net income              -         -          106          -        -          -         -        106
    Compensation expense
     related to ESOP        -         36          -           -        -          -         -         36
    Purchase of treasury
     stock (11,150 shares)  -         -           -         (240)      -          -         -       (240)
    Unrealized gain (loss)
     on securities available-
     for-sale, net of deferred
     income tax of $10,000  -         -           -           -        -          -         16        16
                        ------   -------     -------    --------  -------   --------   -------   -------
Balance, September 30,
  1996                     $17   $16,790     $17,771     ($6,164)   ($390)     ($208)     $170   $27,986
                        ======   =======     =======    ========  =======   ========   =======   =======


See accompanying Notes to Unaudited Consolidated Financial Statements

                                             4

                                   MBLA FINANCIAL CORPORATION
                  Consolidated Statements of Changes in Stockholders' Equity
                                       (Unaudited)

                                                                                       Unrealized
                                                                                       Gain (Loss)
                                                                                       Securities
                                                                                       Available-
                                                                                       For-Sale,
                                                                                       Net of
                                                                  Common    Common     Applicable
                                 Additional                        Stock    Stock      Deferred
                        Common   Paid-In    Retained    Treasury  Acquired  Acquired   Income
                        Stock    Capital    Earnings     Stock    by ESOP   by RRP     Taxes      Total
                                                    (In thousands)
                        ------   -------     -------    --------  -------   --------   -------   -------
Three Months Ended
  September 30, 1997
--------------------
Balance at June 30,1997    $17   $16,944     $18,535     ($7,347)   ($282)      ($58)     $727   $28,536

 Additions (deductions) for
  the nine months ended
  September 30, 1997:
    Net income              -         -          505          -        -          -         -        505
    Compensation expense
     related to ESOP        -         33          -           -        -          -         -         33
    Deferred tax on RRP     -         18          -           -        -          -         -         18
    Purchase of Treasury
     stock (30,144 shares)  -         -           -         (714)      -          -         -       (714)
    Stock options retired   -         -           (9)         -        -          -         -         (9)
    Unrealized gain (loss) on
     securities available-for-
     sale, net of deferred
     income tax of $13,000  -         -           -           -        -          -        (22)      (22)
                        ------   -------     -------    --------  -------   --------   -------   -------
Balance, September
  30, 1997                 $17   $16,995     $19,031     ($8,061)   ($282)      ($58)     $705   $28,347
                        ======   =======     =======    ========  =======   ========   =======   =======


See accompanying Notes to Unaudited Consolidated Financial Statements


                                           5

                         MBLA FINANCIAL CORPORATION
                    Consolidated Statements of Cash Flows
                            (Unaudited)

                                                            Three Months Ended
                                                              September 30,
                                                             1997       1996
                                                             (In thousands)
Cash flow from operating activities:                        ------     ------
  Net income                                                  $505       $106
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Provision for loan losses                                  15         20
     Net gain on sale of real estate owned                      -          (2)
     Net loss on disposal of fixed assets                        2         -
     Depreciation                                               11         11
     Amortization of premiums and discounts                    (11)       (20)
     Excess of fair value over cost of ESOP unallocated shares  33         35
     Deferred tax on RRP                                        18         -
     Decrease (increase) in interest receivable                210        (95)
     Decrease (increase) in other assets                         6          9
     Increase (decrease) in income tax payable                 316       (232)
     Increase (decrease) in other liabilities                    8        698
                                                            ------     ------
          Net cash provided by operating activities         $1,113       $530
                                                            ------     ------
Cash flow from investing activities:
  Loans purchased and originated                            (6,936)   (10,089)
  (Increase) decrease in loans, net                          4,141      5,578
  Proceeds from maturities of available-for-sale            16,686      1,510
  Purchase of available-for-sale investment securities      (2,183)   (26,907)
  Principal collected on repayments and maturities of
   available-for-sale mortgage-backed and related securities   850        857
  Purchase of FHLB stock                                        -      (1,347)
  Proceeds from the sale of real estate owned                   -          25
  Purchase of equipment and office building improvements        (7)        -
                                                            ------     ------
        Net cash provided (used) by investing activities   $12,551   ($30,373)
                                                            ------     ------
Cash flows from financing activities:
  Net increase (decrease) in deposits                        2,346       (766)
  Net increase (decrease) in advances from borrowers
   for taxes and insurance                                      38         49
  Proceeds from FHLB advances                                2,000     27,000
  Principal payments on FHLB advances                      (15,056)       (52)
  Dividends paid                                              (260)      (274)
  Purchase of treasury stock                                  (714)      (241)
  Stock options retired                                         (9)        -
                                                            ------     ------
       Net cash provided (used) by financing activities   ($11,655)   $25,716
                                                            ------     ------
       Increase (decrease) in cash and cash equivalents      $2009    ($4,127)
Cash and cash equivalents at beginning of period             4,714      5,131
                                                            ------     ------
Cash and cash equivalents at end of period                  $6,723     $1,004
                                                            ======     ======

                         MBLA FINANCIAL CORPORATION
                    Consolidated Statements of Cash Flows
                             (Continued)


                                                            Three Months Ended
                                                              September 30,
                                                             1997       1996
                                                             (In thousands)
Supplemental cash flow disclosures:                        ------     ------
  Cash paid for:
     Interest                                              $1,812     $1,655
                                                           ======     ======

     Income Taxes                                              $2       $267
                                                           ======     ======

Noncash activity:
  Loans transferred to real estate owned                        -        $30
                                                           ======     ======


See accompanying Notes to Unaudited Consolidated Financial Statements

            MBLA FINANCIAL CORPORATION AND SUBSIDIARY
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)         BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three month period ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1998.

            The unaudited consolidated financial statements include the amounts of MBLA Financial Corporation (the "Holding Company") and its wholly-owned subsidiary, Macon Building and Loan Association, (the "Association"), and the Association's wholly-owned subsidiary, MBL Financial Services, for the three months ended September 30, 1997. The consolidated financial statements for the prior periods include accounts of the Holding Company and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

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

            The Association has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $685,000 from the Holding Company and purchased 68,500 common shares issued in the conversion. The Association is making the scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. To date, the Association has made payments of $486,000 ($403,000 in principal) to the Holding Company. The $282,000 ESOP obligation ($685,000 in stock issued by the Holding Company on June 30, 1993 less the principal payments made by the Association) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

            The Association has established several Recognition and Retention Plans ("RRP's") which purchased in the aggregate 69,000 shares of common stock in the conversion. The Association contributed $690,000 to fund the purchase of the RRP shares. All but 4,692 shares were awarded to directors and officers and are designed to be earned over varying annual rates, depending upon the individual's position in the Association. The aggregate purchase price of these shares will be amortized as compensation expense over the participants' vesting period. The unamortized cost is reflected as a reduction of stockholders' equity.

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

            The stock options awarded to officers and other key employees are exercisable on a cumulative basis in equal installments over varying time periods, depending upon the officer's or employee's position with the Association. At June 24, 1993, 172,500 stock options were issued with 9,833 reserved for future use and 162,667 granted. As of September 30, 1997, 23,634 options had been exercised or retired, leaving a total of 139,033 which had not been exercised.

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

(4)         STOCK REPURCHASE PROGRAM

            During the first quarter ended September 30, 1997, the Company repurchased 30,144 shares of its common stock. As of October 29, 1997, MBLA Financial Corporation has repurchased a total of 470,843 shares of its common stock.

(5)         COMMITMENTS AND CONTINGENCIES

            Commitments to originate and purchase mortgage loans of $2.816 million (of which $2.515 million are adjustable-rate commitments) at September 30, 1997, represent amounts which the Association plans to fund within the normal commitment period of sixty to ninety days. As of September 30, 1997, the Association had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Association had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at September 30, 1997.

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

            Macon Building and Loan Association, originally founded in 1885, is a Federally chartered stock savings and loan association headquartered in Macon, Missouri. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). The Association serves Macon and Randolph Counties, Missouri. The Association conducts business through its main office and one branch office in Moberly, Missouri.

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

            The operations of Macon Building and Loan Association are influenced significantly by local economic conditions and by policies of the Office of Thrift Supervision (OTS) and the FDIC. The Association's cost of funds is influenced by interest rates on competing investments and general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered.

LIQUIDITY AND CAPITAL RESOURCES

            The Holding Company and Association's most liquid assets are cash, due from banks and interest-earning deposits. The levels of these assets are dependent on the Association's lending, investing, operating, and deposit activities during any given period. At September 30, 1997, cash, due from banks and interest-earning deposits totalled $6.723 million.

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

            The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, due from banks, interest-earning deposits, short and intermediate term U.S. Government and government agency securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. The current required liquidity ratio is 5%. The Association historically has maintained a level of liquid assets in excess of this regulatory requirement. The Association's liquidity ratios were 7.20% and 5.70% at September 30, 1997 and 1996, respectively. Liquidity management for the Association is both a daily and long term function of the Association's management strategy. In the event that the Association should require funds beyond its ability to generate internally, additional sources of funds are available through the use of Federal Home Loan Bank advances and reverse repurchase agreements.

            The primary investment activity of the Association is the origination and purchase of mortgage loans. During the three months ended September 30, 1997 and 1996, the Association originated and purchased mortgage loans in the aggregate amount of $6.936 million and $10.145 million, respectively. Another investment activity of the Association is the investment of funds in U.S. Treasury securities, agency bonds, mortgage-backed securities, collateralized mortgage obligations and FHLB overnight funds. During periods when the Association's loan demand is limited, the Association may purchase short-term investment securities to obtain a higher yield than otherwise available.

            At September 30, 1997, the Association had outstanding loan commitments to originate and purchase $2.816 million of loans. The Association believes that it will have sufficient funds available to meet all of these commitments. At September 30, 1997, the Association had no outstanding commitments to sell mortgage loans, mortage-backed and related securities, or any other investment securities. Should the Association need to, the Board of Directors has authorized management to obtain additional short-term advances from the Federal Home Loan Bank of Des Moines to fund loan purchases. At September 30, 1997, certificates of deposit which are scheduled to mature in one year or less from September 30, 1997, totalled $74.516 million. Management believes that a significant portion of these funds will remain with the Association.

            At September 30, 1997, the Association exceeded each of the three OTS capital requirements. The Association's ratios were: 12.01% tangible capital ratio; 12.01% core capital ratio; and 32.63% risk-based capital ratio. These regulatory capital ratio requirements at September 30, 1997 were 1.5%, 3.0%, and 8.0%, respectively.

CHANGES IN FINANCIAL CONDITION

            Total assets decreased $10.81 million to $224.013 million at September 30, 1997 from $234.823 million at June 30, 1997. The decrease in assets is due primarily to a $15 million FHLB bond which was called in late July 1997. Cash due from banks and interest-earning deposits increased $2.009 million to $6.723 million. Loans receivable increased $2.778 million to $129.226 million at September 30, 1997 from $126.448 million at June 30, 1997. Mortgage-backed and related securities decreased $842,000 to $68.133 million at September 30, 1997. Investment securities decreased $14.533 million to $12.506 million at September 30, 1997 because of a $15 million FHLB bond which was called. FHLB stock was unchanged at $5.652 million at September 30, 1997.

            Deposits increased $2.346 million or 2.30% from $101.959 million at June 30, 1997 to $104.305 million at September 30, 1997. The average cost of deposits increased from 5.64% at June 30, 1997 to 5.67% at September 30, 1997. Advances from the Federal Home Loan Bank of Des Moines decreased $13.056 million to $89.814 million at September 30, 1997 from $102.870 million at June 30, 1997. The average cost of advances was unchanged from June 30, 1997 to September 30, 1997 at 5.63%.

            Stockholders' equity decreased $189,000 or 0.66% to $28.347 million at September 30, 1997, from $28.536 million at June 30, 1997. MBLA Financial Corporation's capital to assets ratio was 12.65% as of September 30, 1997 as compared to 12.15% at June 30, 1997.

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

            The Association utilizes ARMs to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. Management is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's directive that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 89.43% of Macon Building and Loan Association's mortgage loan portfolio as of September 30, 1997, consisted of ARMs, including ARM loans secured by commercial real estate. Approximately 78% of all ARMs, or 69.75% of all loans, are adjustable in one, two, or three years from September 30, 1997.

FASB 115

            MBLA Financial Corporation and Macon and Building and Loan Association have adopted and implemented FASB 115 which requires investments in equity securities that have readily determinable fair values and all investments in debt securities be classified as either: (1) held-to-maturity, (2) trading securities or (3) available-for-sale.

            MBLA Financial Corporation and Macon Building and Loan Association have classified all securities as available-for-sale with all investments reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity. At September 30, 1997, the effect on stockholders' equity was an addition of $705,000 net of deferred income taxes as compared to an addition of $727,000 at June 30, 1997 net of deferred income taxes.

ASSET QUALITY

            The Holding Company and the Association regularly review interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Association's non-accrual mortgage loans delinquent more than 90 days increased from $577,000 at June 30, 1997 to $1.283 million at September 30, 1997.

            The table on the following page sets forth information regarding the Association's non-accrual loans and foreclosed real estate at the dates indicated. The Association discontinues accruing interest on delinquent loans no later than ninety days past due, at which time all accrued but uncollected interest is reversed. At September 30, 1997, the Association has no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                             MBLA FINANCIAL CORPORATION
                                    Asset Quality


                              September 30,  June 30,  March 31, December 31, September 30,
                                 1997         1997      1997        1996         1996
                                                  (Dollars in thousands)
                                ------       ------    ------      ------       ------
Non-accrual mortgage loans
  delinquent more than 90 days  $1,283         $577      $514        $532         $405
Non-accrual other loans
  delinquent more than 90 days       0            0         0           0            0
                                ------       ------    ------      ------       ------
Total non-performing loans       1,283          577       514         532          405
Real estate owned and in-
  substance foreclosed loans
  net of related allowance           0            0         0          15           30
                                ------       ------    ------      ------       ------
Total non-performing assets     $1,283         $577      $514        $547         $435
                                ======       ======    ======      ======       ======
Non-performing loans to
  total loans                     0.99%        0.46%     0.44%       0.48%        0.37%
Non-performing assets to
  total assets                    0.57%        0.25%     0.25%       0.26%        0.19%

Allowance for loan losses
  to non-performing loan         50.27%      109.19%   111.87%     105.26%      137.04%



                                          14

RESULTS OF OPERATIONS

            Comparison of quarterly results in this section are between the three month periods ended September 30, 1997, and September 30, 1996.

GENERAL

            Net income for the first quarter ended September 30, 1997 was $505,000, an increase of $399,000 or 376.42% over the $106,000 net income for the first quarter ended September 30, 1996. Earnings per share for the quarter ended September 30, 1997 were 38(cent) per share as compared to 8(cent) per share for the quarter ended September 30, 1996.

            Net income for the three months ended September 30, 1996 was reduced by the one-time special assessment paid by institutions whose deposit accounts are insured by the Savings Association Insurance Fund (SAIF). The special assessment reduced pre-tax consolidated earnings for the three months ended September 30, 1996 by approximately $558,000. Based on an estimated effective tax rate of 37%, the after-tax charge was approximately $352,000.

INTEREST INCOME

            Interest income increased $487,000 or 13.90% to $3.991 million for the quarter ended September 30, 1997 from $3.504 million for the quarter ended September 30, 1996.

            Interest on mortgage loans increased $410,000 or 20.88% for the three month period ended September 30, 1997 over the same period ended September 30, 1996. Interest on investment securities increased $39,000 or 12.58% for the three month period ended September 30, 1997 over the same period ended September 30, 1996. Interest on mortgage-backed and related securities decreased $2,000 for the three month period ended September 30, 1997 as compared to the same period ended September 30, 1996. Interest on other interest-earning assets increased $40,000 for the quarter ended September 30, 1997.

INTEREST EXPENSE

            Interest expense for the quarter ended September 30, 1997 was $2.798 million as compared to $2.418 million for the quarter ended September 30, 1996, an increase of $380,000 or 15.72%. Interest expense on deposits increased $289,000 to $1.464 million at September 30, 1997 from $1.175 million at September 30, 1996. Interest expense on advances increased $91,000 to $1.334 million at September 30, 1997 from $1.243 million at September 30, 1996. The average cost of funds which includes both interest paid on deposits and interest paid on advances, increased from 5.54% at September 30, 1996 to 5.65% at September 30, 1997.

NET INTEREST INCOME

            Net interest income before provisions for loan losses was $1.193 million for the quarter ended September 30, 1997 as compared to $1.086 million for the quarter ended September 30, 1996, an increase of $107,000 or 9.85%.

NONINTEREST INCOME

            Other income for the quarter ended September 30, 1997 was $4,000 as compared to $1,000 for the same quarter of the previous year. Other income is not considered a significant part of the overall income of the company.

NONINTEREST EXPENSE

            Noninterest expense for the quarter ended September 30, 1997 decreased $585,000 to $341,000, a decrease of 63.17% as compared to $926,000 for the quarter ended September 30, 1996. The decrease in noninterest expense for the three months ended September 30, 1997 is due to the one-time special assessment paid by institutions whose deposit accounts are insured by the SAIF. The special assessment was approximately $558,000 during the quarter ended September 30, 1996.

PROVISION FOR LOAN LOSSES

            At September 30, 1997, the provision for loan losses general loan valuation allowance is $645,000. For the three months ended September 30, 1997, provision for loan losses was increased $15,000 as compared to an increase of $20,000 during the quarter ended September 30, 1996. The Association has a policy of maintaining a general loan valuation allowance of one-half of one percent of outstanding loans, but is considering increasing the allowance in the future.

INCOME TAX

            The provision for federal and state income taxes increased $301,000 to $336,000 for the quarter ended September 30, 1997 as compared to $35,000 for the quarter ended September 30, 1996. The increase is attributable to the special one-time SAIF assessment paid during the quarter ended September 30, 1996.

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

ITEM 2      CHANGES IN SECURITIES
            NOT APPLICABLE.

ITEM 3      DEFAULT UPON SENIOR SECURITIES
            NOT APPLICABLE.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            NOT APPLICABLE.

ITEM 5      OTHER INFORMATION
            NONE.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            (A)  EXHIBIT 11.  STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                                                                 QUARTER ENDED
                                                                 SEPT. 30, 1997

       1.    NET INCOME                                            $ 505,000

       2.    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            1,255,092

       3.    COMMON STOCK EQUIVALENTS DUE TO DILUTIVE EFFECT
             OF STOCK OPTIONS                                         81,849

       4.    TOTAL WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS
              OUTSTANDING FOR PRIMARY EARNINGS PER SHARE
              COMPUTATION                                          1,336,941

       5.    PRIMARY EARNINGS PER SHARE                             $   0.38

       6.    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            1,336,941

       7.    ADDITIONAL DILUTIVE SHARES USING THE HIGHER OF THE END
              OF PERIOD MARKET VALUE VERSUS AVERAGE MARKET VALUE FOR
              THE PERIOD UTILIZING THE TREASURY STOCK METHOD
              REGARDING STOCK OPTIONS                                  4,280

       8.    TOTAL WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS
              OUTSTANDING FOR FULLY DILUTED EARNINGS PER SHARE
              COMPUTATION                                          1,341,221

       9.    FULLY DILUTED EARNINGS PER SHARE                       $   0.38

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

                                               MBLA FINANCIAL CORPORATION
                                               --------------------------
                                                      (REGISTRANT)

DATED: OCTOBER 29, 1997                        /s/JOHN T. NEER
                                               ----------------
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                OFFICER
                                               (DULY AUTHORIZED OFFICER)


DATED: OCTOBER 29, 1997                         /s/CLYDE D. SMITH
                                                ------------------
                                                VICE PRESIDENT AND CHIEF
                                                 FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER)