Form 10-Q
period 1997-12-31
MBLA FINANCIAL CORP
filed 1998-02-09
CIK 897999

==============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              -------------

                                FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                              -------------

For the Quarter Ended December 31, 1997          Commission File No. 0-21482


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


            Registrant's telephone number: (660) 385-2122

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                    -----    -----

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 1,253,889 at February 2, 1998.

==============================================================================

               MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                             FORM 10-Q

                               Index

Part I.  Financial Information
------------------------------

Item 1   Financial Statements                                          Page
                                                                       ----
         Consolidated Statements of Financial Condition as of
         December 31, 1997 (unaudited) and June 30, 1997. . . . . .     2

         Consolidated Statements of Operations for the Three Months
         ended December 31, 1997 and 1996 and for the six months ended
         December 31, 1997 and 1996 (unaudited) . . . . . . . . . .     3

         Consolidated Statements of Changes in Stockholders' Equity
         for the Six Months ended December 30, 1997 and 1996
         (unaudited). . . . . . . . . . . . . . . . . . . . . . . .     4

         Consolidated Statements of Cash Flows for the Six Months
         ended December 31, 1997 and 1996 (unaudited). . . . . . . .    6

         Notes to Unaudited Consolidated Financial Statements. . . .    8

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . .   10

Part II. Other Information
---------------------------

Item 1   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   17

Item 2   Changes in Securities . . . . . . . . . . . . . . . . . . .   17

Item 3   Default upon Senior Securities. . . . . . . . . . . . . . .   17

Item 4   Submission of Matters to a Vote of Security Holders . . . .   17

Item 5   Other Information . . . . . . . . . . . . . . . . . . . . .   17

Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   17

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                         MBLA FINANCIAL CORPORATION
                    Consolidated Statements of Financial

                                                    December     June 30
                                                      1997         1997
                                                   (unaudited)
                                                   ---------------------
           ASSETS                                     (In thousands)

Cash on hand and noninterest-earning deposits        $1,129       $230
Interest-earning deposits in other institutions       6,336      4,484
Investment securities available-for-sale, at fair
 value                                               11,263     27,039
Mortgage-backed and related securities
  available-for-sale, at fair value                  67,500     68,975
Loans receivable, net                               129,902    126,448
FHLB stock                                            5,652      5,652
Accrued interest receivable                           1,405      1,595
Real estate owned                                         -          -
Premises and equipment                                  293        308
Other assets                                             78         92
                                                   --------   --------
     Total assets                                  $223,558   $234,823
                                                   ========   ========


  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                           $108,919   $101,959
Advances from Federal Home Loan Bank                 84,757    102,870
Advances from borrowers for taxes and insurance          55        171
Income taxes payable                                    801        590
Accrued expenses and other liabilities                  420        697
Dividends payable                                       259          -
                                                   --------   --------
     Total liabilities                             $195,211   $206,287
                                                   --------   --------

Preferred stock, $.01 par value;
  authorized 500,000 shares; none outstanding          $  -       $  -
Common stock, $.01 par value; authorized 2,500,000
  shares, issued 1,753,611 shares at December 31,
  1997 and 1,738,111 shares at June 30, 1997             17         17
Additional paid-in capital                           17,209     16,944
Retained earnings, substantially restricted          18,964     18,535
Less:
  Treasury stock, at cost - 483,622 shares at
    December 31, 1997 and 439,699 shares at
    June 30, 1997                                    (8,436)    (7,347)
  Common stock acquired by the ESOP                    (235)      (282)
  Common stock awarded by Association
    Recognition and Retention Plan                      (58)       (58)
  Unrealized loss on securities available-for-sale,
    net of applicable deferred income taxes             886        727
                                                   --------   --------
     Total stockholders' equity                     $28,347    $28,536
                                                   --------   --------
     Total liabilities and stockholders' equity    $223,558   $234,823
                                                   ========   ========

See accompanying Notes to Unaudited Consolidated Financial Statements

                           MBLA FINANCIAL CORPORATION
                    Consolidated Statements of Operations
                                 (Unaudited)

                                    Three Months Ended    Six Months Ended
                                      December 31,          December 31,
                                    ------------------    ----------------
                                    1997        1996       1997      1996
                                    ----        ----       ----      ----
                                     (In thousands)        (In thousands)

Interest income:
  Loans receivable                 $2,386       $2,072    $4,760    $4,036
  Investment securities               278          767       627     1,077
  Mortgage-backed and related
   securities                       1,171        1,186     2,373     2,390
  Other interest-earning assets       101           36       167        62
                                   ------       ------    ------    ------
     Total interest income          3,936        4,061     7,927     7,565

Interest expense:
  Deposits                          1,521        1,227     2,985     2,402
  Advances                          1,247        1,558     2,581     2,801
                                   ------       ------    ------    ------
     Total interest expense         2,768        2,785     5,566     5,203

  Net interest income               1,168        1,276     2,361     2,362

Provision for loan losses              15            5        30        25
                                   ------       ------    ------    ------
Net interest income after
 provision for loan losses          1,153        1,271     2,331     2,337

Noninterest income:
  Commitment fees                       -            -         1         -
  Other                                 1            5         4         6
                                   ------       ------    ------    ------
     Total noninterest income           1            5         5         6
                                   ------       ------    ------    ------

Noninterest expense:
  Compensation and benefits           244          238       475       472
  Occupancy and equipment              39           35        73        67
  SAIF deposit insurance premiums      32           64        61       686
  Net loss (gain) on sale of real
   estate owned                         -            8         -         6
  Net loss (gain) on sale of
   investments                        (14)           -       (14)        -
  Other                                62           74       109       114
                                   ------       ------    ------    ------
     Total noninterest expense        363          419       704     1,345
                                   ------       ------    ------    ------
Income before income taxes            791          857     1,632       998
Income tax expense                    317          335       653       370
                                   ------       ------    ------    ------
Net income                           $474         $522      $979      $628
                                   ======       ======    ======    ======
Earnings per share:
  Basic                             $0.38        $0.40     $0.78     $0.48
  Diluted                           $0.36        $0.38     $0.74     $0.46


See accompanying Notes to Unaudited Consolidated Financial Statements

                        MBLA FINANCIAL CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                               (Unaudited)

                                                                                 Unrealized
                                                                                 Gain (Loss)
                                                                                 Securities
                                                                                 Available-
                                                                                 For-Sale,
                                                                                 Net of
                                                             Common    Common    Applicable
                             Additional                      Stock     Stock     Deferred
                    Common   Paid-In     Retained  Treasury  Acquired  Acquired  Income
                    Stock    Capital     Earnings   Stock    by ESOP   by RRP    Taxes       Total
                    -----    -------     --------  ------    -------   ------    -----       -----
                                      (In thousands)
Six Months Ended
----------------
 December 31, 1996
------------------

Balance at June 30,
 1996                 $17     $16,754     $17,665   ($5,924)  ($390)    ($208)    $154      $28,068

Additions (deductions)
 for the six months
 ended December 31,
 1996:
  Net income            -           -         628         -       -         -        -          628
  Compensation expense
   related to ESOP      -          68           -         -       -         -        -           68
  Reduction of ESOP
   obligation           -           -           -         -      61         -        -           61
  Dividends on
   unallocated
   ESOP shares          -           -           8         -       -         -        -            8
  Deferred tax on
   RRP                  -          36           -         -       -         -        -           36
  Purchase of
   treasury stock
   (26,250 shares)      -           -           -      (569)      -         -        -         (569)
  Dividends declared    -           -        (268)        -       -         -        -         (268)
  Unrealized gain
   (loss) on
   securities
   available-for-
   sale, net of
   deferred
   income tax of
   $231,000             -           -           -         -      -         -       392          392
                      -----------------------------------------------------------------------------
Balance, December 31,
 1996                 $17     $16,858     $18,033   ($6,493) ($329)    ($208)     $546      $28,424
                      =============================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements

                                        4

                        MBLA FINANCIAL CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                               (Unaudited)

                                                                                 Unrealized
                                                                                 Gain (Loss)
                                                                                 Securities
                                                                                 Available-
                                                                                 For-Sale,
                                                                                 Net of
                                                             Common    Common    Applicable
                             Additional                      Stock     Stock     Deferred
                    Common   Paid-In     Retained  Treasury  Acquired  Acquired  Income
                    Stock    Capital     Earnings   Stock    by ESOP   by RRP    Taxes       Total
                    -----    -------     --------  ------    -------   ------    -----       -----
                                      (In thousands)
Six Months Ended
----------------
 December 31, 1997
------------------

Balance at June 30,
 1997                 $17     $16,944     $18,535   ($7,347)  ($282)    ($58)     $727      $28,536

Additions (deductions)
 for the six months
 ended December 31,
 1997:
 Net income             -           -         979        -        -        -         -          979
 Compensation expense
  related to ESOP       -          74           -        -        -        -         -           74
 Reduction of ESOP
  obligation            -           -           -        -       47        -         -           47
 Dividends on
  unallocated
   ESOP shares          -           -           6        -        -        -         -            6
 Deferred tax on RRP    -          36           -        -        -        -         -           36
 Stock options
  exercised             -         155           -        -        -        -         -          155
 Stock options
  retired               -           -        (299)       -        -        -         -         (299)
 Purchase of
  treasury stock
  (43,923 shares)       -           -           -   (1,089)       -        -         -       (1,089)
 Dividends declared     -           -        (257)       -        -        -         -         (257)
 Unrealized gain
  (loss) on securities
  available-for-sale,
  net of deferred
  income tax of
  $93,000               -           -           -        -        -        -       159          159
                      -----------------------------------------------------------------------------
Balance, December 31,
 1997                 $17     $17,209     $18,964  ($8,436)   ($235)    ($58)     $886      $28,347
                      =============================================================================


See accompanying Notes to Unaudited Consolidated Financial Statements


                   MBLA FINANCIAL CORPORATION
              Consolidated Statements of Cash Flows
                            (Unaudited)

                                                      Six Months End
                                                       December 31,
                                                      ---------------
                                                      1997       1996
                                                      ----       ----
                                                       (In thousands)
Cash flow from operating activities:
  Net income                                          $979       $628
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Provision for loan losses                          30         25
     Net loss on sale of real estate owned               -          6
     Net loss (gain) on sale of mortgage-backed
      and related securities                           (14)         -
     Net loss on disposal of fixed assets                2          -
     Depreciation                                       22         22
     Amortization of premiums and discounts            (19)       (40)
     Excess of fair value over cost of ESOP
      unallocated shares                                74         68
     Deferred tax on RRP                                36         36
     Decrease (increase) in interest receivable        194       (180)
     Decrease (increase) in other assets                15         59
     Increase (decrease) in income tax payable         117         17
     Increase (decrease) in other liabilities          (17)        60
                                                    ------      -----
          Net cash provided by operating activities $1,419       $701

Cash flow from investing activities:
  Loans purchased and originated                   (13,193)   (13,717)
  Loans sold                                            95          -
  (Increase) decrease in loans, net                  9,614      8,033
  Proceeds from maturities of available-for-sale
   investment securities                            18,682     28,026
  Purchase of available-for-sale investment
   securities                                       (2,933)   (28,408)
  Principal collected on repayments and
   maturities of available-for-sale mortgage-
   backed and related securities                     1,882      1,783
  Purchase of mortgage-backed and related
   securities                                       (4,000)         -
  Proceeds from sale of mortgage-backed and
   related securities                                3,905          -
  Purchase of FHLB stock                                 -     (1,396)
  Proceeds from the sale of real estate owned            -         32
  Purchase of equipment and office building
   improvements                                        (10)        (4)
          Net cash provided (used) by investing    -------    -------
           activities                              $14,042    ($5,651)
                                                   -------    -------
Cash flows from financing activities:
  Net increase (decrease) in deposits                6,960      5,404
  Net increase (decrease) in advances from
   borrowers for taxes and insurance                  (116)      (100)
  Proceeds from FHLB advances                        2,000     40,000
  Principal payments on FHLB advances              (20,113)   (38,106)
  Dividends paid                                      (254)      (266)
  Purchase of treasury stock                        (1,090)      (569)
  Issuance of common stock                             155          -
  Unearned ESOP compensation decrease                   47         61
  Stock options retired                               (299)         -
          Net cash provided (used) by financing   --------     ------
           activities                             ($12,710)    $6,424
                                                  --------     ------

          Increase (decrease) in cash and cash
           equivalents                              $2,751     $1,474

Cash and cash equivalents at beginning of period     4,714      5,131
                                                  --------     ------
Cash and cash equivalents at end of period          $7,465     $6,605
                                                  ========     ======

                      MBLA FINANCIAL CORPORATION
                Consolidated Statements of Cash Flows
                             (Continued)

                                                      Six Months End
                                                       December 31,
                                                      ---------------
                                                      1997       1996
                                                      ----       ----
                                                       (In thousands)
Supplemental cash flow disclosures:
  Cash paid for:
     Interest                                       $3,666     $3,644
                                                  ========     ======
     Income Taxes                                     $500       $319
                                                  ========     ======
Noncash activity:
  Loans transferred to real estate owned                 -        $30
                                                  ========     ======


See accompanying Notes to Unaudited Consolidated Financial Statements


                  MBLA FINANCIAL CORPORATION AND SUBSIDIARY
            Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and six month periods ended
December 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1998.

     The unaudited consolidated financial statements include the amounts of MBLA Financial Corporation (the "Holding Company") and its wholly-owned subsidiary, Macon Building and Loan Association, (the "Association"), and the
Association's wholly-owned subsidiary, MBL Financial Services, for the three and six month periods ended December 31, 1997. The consolidated financial statements for the prior periods include accounts of the Holding Company and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

(2)  Conversion to Stock Ownership

     The Board of Directors of the Association, on December 10, 1992, unanimously adopted a Plan of Conversion pursuant to which the Association converted from a state chartered mutual savings and loan association to a state chartered stock savings and loan association, with the concurrent formation of the Holding Company. The Holding Company, on June 24, 1993, sold
1,725,000 shares of common stock at $10.00 per share to depositors, borrowers from and employees of the Association during the subscription offering. The proceeds from the conversion, after recognizing conversion expenses and underwriting costs of approximately $840,000, were $16.41 million and are recorded as common stock and additional paid in capital on the accompanying unaudited consolidated statement of financial condition. The Holding Company utilized approximately $8.205 million of the net proceeds to purchase all of the capital stock of the Association.

     The Association has established for eligible employees an Employee Stock
Ownership Plan ("ESOP") in connection with the conversion.  The ESOP borrowed
$685,000 from the Holding Company and purchased 68,500 common shares issued in the conversion. The Association is making the scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. To date, the Association has made payments of $538,000 ($450,000 in principal) to the Holding Company. The $235,000 ESOP obligation ($685,000 in stock issued by the Holding Company on June 30, 1993 less the principal payments made by the Association) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

     The Association has established several Recognition and Retention Plans
("RRP's") which purchased in the aggregate 69,000 shares of common stock in the conversion. The Association contributed $690,000 to fund the purchase of the RRP shares. All but 4,692 shares were awarded to directors and officers and are designed to be earned over varying annual rates, depending upon the individual's position in the Association. The aggregate purchase price of these shares will be amortized as compensation expense over the participants' vesting period. The unamortized cost is reflected as a reduction of stockholders' equity. The remaining 4,692 shares were awarded to directors on January 2, 1998.

     The Holding Company has adopted stock option plans for the benefit of directors, officers, and other key employees of the Association. The number of shares of common stock reserved for issuance under the stock option plans was equal to 10% of the total number of common shares issued pursuant to the Association's conversion to the stock form of ownership. The option exercise price was $10.00 as of the date of the option grant, and the maximum option term cannot exceed ten years. The stock options awarded to directors may be exercised at any time after grant. The stock options awarded to officers and other key employees are exercisable on a cumulative basis in equal installments over varying time periods, depending upon the officer's or employee's position with the Association. At June 24, 1993, 172,500 stock options were issued with 9,833 reserved for future use and 162,667 granted.
The 9,833 options were awarded to directors during the quarter ended September
30, 1997. As of December 31, 1997, 55,934 options had been exercised or retired, leaving a total of 116,566 which had not been exercised. As of January 26, 1998, an additional 29,341 options have been exercised or retired.

(3)  Earnings Per Share

     Earnings per share (EPS) computations follow SFAS No. 128 which is effective for financial statements issued for periods ending after December
15, 1997. Basic EPS have been determined by dividing net income for the period (numerator) by the weighted-average number of common shares outstanding during the period (denominator). Weighted-average common shares include shares held by the RRP plan and allocated ESOP shares. Unallocated ESOP shares are not used in either basic or diluted EPS calculations. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period outstanding. In determining diluted EPS, the denominator used for basic EPS is increased to include the number of additional common shares (common stock equivalents) that would have been outstanding if the dilutive potential common shares had been issued. Stock options are regarded as common stock equivalents and are computed using the treasury stock method. Prior periods EPS have been restated to comply with SFAS No. 128.

(4)  Stock Repurchase Program

     During the quarter ended December 31, 1997, the Company repurchased
13,779 shares of its common stock. For the six months ended December 31, 1997, the Company repurchased 43,923 shares of its common stock. As of January 28, 1998, MBLA Financial Corporation has repurchased a total of
511,322 shares of its common stock.

(5)  Commitments and Contingencies

     Commitments to originate and purchase mortgage loans of $4.620 million
(of which $4.429 million are adjustable-rate commitments) at December 31, 1997, represent amounts which the Association plans to fund within the normal commitment period of sixty to ninety days. As of December 31, 1997, the Association had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Association had no commitments outstanding to sell mortgage loans, mortgage-backed securities, CMOs or investment securities at December 31, 1997.

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

Liquidity and Capital Resources

     The Holding Company and Association's most liquid assets are cash, due from banks and interest-earning deposits. The levels of these assets are dependent on the Association's lending, investing, operating, and deposit activities during any given period. At December 31, 1997, cash, due from banks and interest-earning deposits totalled $7.465 million.

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

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, due from banks, interest-earning deposits, short and intermediate term U.S. Government and government agency securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. The current required liquidity ratio is 5%. The Association historically has maintained a level of liquid assets in excess of this regulatory requirement. The Association's liquidity ratios were 8.51% and 8.67% at December 31, 1997 and 1996, respectively. Liquidity management for the Association is both a daily and long term function of the Association's management strategy. In the event that the Association should require funds beyond its ability to generate internally, additional sources of funds are available through the use of Federal Home Loan Bank advances and reverse repurchase agreements.

     The primary investment activity of the Association is the origination and purchase of mortgage loans. During the three months ended December 31, 1997 and 1996, the Association originated and purchased mortgage loans in the aggregate amount of $6.904 million and $3.932 million, respectively. Another investment activity of the Association is the investment of funds in U.S.
Treasury securities, agency bonds, mortgage-backed securities, collateralized mortgage obligations and FHLB overnight funds. During periods when the Association's loan demand is limited, the Association may purchase short-term investment securities to obtain a higher yield than otherwise available.

     At December 31, 1997, the Association had outstanding loan commitments to originate and purchase $4.620 million of loans. The Association believes that it will have sufficient funds available to meet all of these commitments. At
December 31, 1997, the Association had no outstanding commitments to sell mortgage loans, mortgage-backed and related securities, or any other investment securities. Should the Association need to, the Board of Directors has authorized management to obtain additional short-term advances from the Federal Home Loan Bank of Des Moines to fund loan purchases. At December 31,
1997, certificates of deposit which are scheduled to mature in one year or less from December 31, 1997, totalled $78.085 million. Management believes that a significant portion of these funds will remain with the Association.

     At December 31, 1997, the Association exceeded each of the three OTS capital requirements. The Association's ratios were: 11.88% tangible capital ratio; 11.88% core capital ratio; and 32.10% risk-based capital ratio. These regulatory capital ratio requirements at December 31, 1997 were 1.5%, 3.0%, and 8.0%, respectively.

Changes in Financial Condition

     Total assets decreased $11.265 million to $223.558 million at December
31, 1997 from $234.823 million at June 30, 1997. The decrease in assets is due primarily to a $15 million FHLB bond which was called in late July 1997.
Cash due from banks and interest-earning deposits increased $2.751 million to $7.465 million. Loans receivable increased $3.454 million to $129.902 million at December 31, 1997 from $126.448 million at June 30, 1997. Mortgage-backed and related securities decreased $1.475 million to $67.500 million at December
31, 1997. Investment securities decreased $15.776 million to $11.263 million at December 31, 1997 because of the $15 million FHLB bond discussed above which was called. FHLB stock was unchanged at $5.652 million at December 31, 1997.

     Deposits increased $6.960 million or 6.83% from $101.959 million at June
30, 1997 to $108.919 million at December 31, 1997. The average cost of deposits increased from 5.64% at June 30, 1997 to 5.67% at December 31, 1997.
Advances from the Federal Home Loan Bank of Des Moines decreased $18.113 million to $84.757 million at December 31, 1997 from $102.870 million at June
30, 1997. The average cost of advances increased from 5.63% at June 30, 1997 to 5.80% at December 31, 1997.

     Stockholders' equity decreased $189,000 or 0.66% to $28.347 million at December 31, 1997, from $28.536 million at June 30, 1997. MBLA Financial
Corporation's capital to assets ratio was 12.68% as of December 31, 1997 as compared to 12.15% at June 30, 1997.

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

     The Association utilizes ARMs to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced.
Management is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's directive that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 89.86% of Macon Building and Loan Association's mortgage loan portfolio as of December 31, 1997, consisted of ARMs, including ARM loans secured by commercial real estate. Approximately 77.33% of all ARMs, or 69.49% of all loans, are adjustable in one, two, or three years from December
31, 1997.

FASB 115

     MBLA Financial Corporation and Macon and Building and Loan Association have adopted and implemented FASB 115 which requires investments in equity securities that have readily determinable fair values and all investments in debt securities be classified as either: (1) held-to-maturity, (2) trading securities or (3) available-for-sale.

     MBLA Financial Corporation and Macon Building and Loan Association have classified all securities as available-for-sale with all investments reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity. At December 31, 1997, the effect on stockholders' equity was an addition of $886,000 net of deferred income taxes as compared to an addition of $727,000 at June 30, 1997 net of deferred income taxes.

Asset Quality

     The Holding Company and the Association regularly review interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Association's non-accrual mortgage loans delinquent more than 90 days increased from $577,000 at June 30, 1997 to $1.063 million at December 31, 1997.

     The table on the following page sets forth information regarding the Association's non-accrual loans and foreclosed real estate at the dates indicated. The Association discontinues accruing interest on delinquent loans no later than ninety days past due, at which time all accrued but uncollected interest is reversed. At December 31, 1997, the Association has no restructured loans within the meaning of Financial Accounting Standards Board
Statement of Financial Accounting Standards No. 15.

                          MBLA FINANCIAL CORPORATION
                                 Asset Quality

                   December 31, September 30, June 30, March 31, December 31,
                      1997          1997       1997      1997       1996
                   ------------ ------------- -------- --------- ------------
                                     (Dollars in thousands)
Non-accrual
 mortgage loans
 delinquent more
 than 90 days       $1,063        $1,283       $577      $514       $532
Non-accrual other
 loans delinquent
 more than 90 days       0             0          0         0          0
Total non-performing----------------------------------------------------
 loans               1,063         1,283        577       514        532
Real estate owned
 and in-substance
 foreclosed loans
 net of related
 allowance               0             0          0         0         15
                    ----------------------------------------------------
   Total non-
    performing
    assets          $1,063        $1,283       $577      $514       $547
                    ====================================================
Non-performing
 loans to
 total loans          0.82%         0.99%      0.46%     0.44%      0.48%
Non-performing
 assets to
 total assets         0.48%         0.57%      0.25%     0.25%      0.26%

Allowance for
 loan losses
 to non-performing
 loans               62.09%        50.27%    109.19%   111.87%    105.26%

Results of Operations

     Comparison of quarterly results in this section are between the three month periods ended December 31, 1997, and December 31, 1996 and between the six month periods then ended.

General

     Net income for the quarter ended December 31, 1997 was $474,000, a decrease of $48,000 or 9.20% from the $522,000 net income for the quarter ended December 31, 1996. Basic earnings per share for the quarter ended
December 31, 1997 were 38 cents per share as compared to 40 cents per share for the quarter ended December 31, 1996. Net income for the six months ended
December 31, 1997 was $979,000, an increase of $351,000 over the $628,000 net income for the six months ended December 31, 1996. Basic earnings per share for the six months ended December 31, 1997 were 78 cents per share as compared to 48 cents per share for the six months ended December 31, 1996.

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

Interest Income

     Interest income decreased $125,000 or 3.08% to $3.936 million for the quarter ended December 31, 1997 from $4.061 million for the quarter ended
December 31, 1996. Interest income for the six months ended December 31, 1997 was $7.927 million, an increase of $362,000 over the same period ended
December 31, 1996.

     Interest on mortgage loans increased $314,000 and $724,000 for the three and six month periods ended December 31, 1997 over the same periods ended
December 31, 1996. Interest on investment securities decreased $489,000 and $450,000 for the three and six month periods ended December 31, 1997 over the same periods ended December 31, 1996. Interest on mortgage-backed and related securities decreased $15,000 and $17,000 for the three and six month periods ended December 31, 1997 as compared to the same periods ended December 31, 1996. Interest on other interest-earning assets increased $65,000 and $105,000 for the three and six month periods ended December 31, 1997 as compared to the same periods ended December 31, 1996.

Interest Expense

     Interest expense for the quarter ended December 31, 1997 was $2.768 million as compared to $2.785 million for the quarter ended December 31, 1996, a decrease of $17,000 or 0.61%. Interest expense for the six months ended
December 31, 1997 was $5.566 million as compared to $5.203 for the six months ended December 31, 1996, an increase of $363,000 or 6.98%. Interest expense on deposits increased $294,000 to $1.521 million at December 31, 1997 from $1.227 million at December 31, 1996. Interest expense on deposits for the six months ended December 31, 1997 increased $583,000 to $2.985 million from $2.402 million for the six months ended December 31, 1996. Interest expense on advances decreased $311,000 to $1.247 million at December 31, 1997 from $1.558 million at December 31, 1996. Interest expense on advances for the six months ended December 31, 1997 decreased $220,000 to $2.581 million from $2.801 million for the six months ended December 31, 1996. The average cost of funds which includes both interest paid on deposits and interest paid on advances, increased from 5.55% at December 31, 1996 to 5.72% at December 31, 1997.

Net Interest Income

     Net interest income before provisions for loan losses was $1.168 million for the quarter ended December 31, 1997 as compared to $1.276 million for the quarter ended December 31, 1996, a decrease of $108,000 or 8.46%. Net interest income before provisions for loan losses for the six months ended
December 31, 1997 was $2.361 million as compared to $2.362 million for the six months ended December 31, 1996.

Noninterest Income

     Other income for the quarter ended December 31, 1997 was $1,000 as compared to $5,000 for the same quarter of the previous year. Other income for the six months ended December 31, 1997 was $5,000 as compared to $6,000 for the six months ended December 31, 1996. Other income is not considered a significant part of the overall income of the company.

Noninterest Expense

     Noninterest expense for the quarter ended December 31, 1997 decreased
$56,000 to $363,000, a decrease of 13.37% as compared to $419,000 for the quarter ended December 31, 1996.  Noninterest expense for the six months ended
December 31, 1997 decreased $641,000 to $704,000 from $1.345 million for the
six months ended December 31, 1996.   The decrease in noninterest expense for
the six months ended December 31, 1997 is due to the one-time special assessment paid by institutions whose deposit accounts are insured by the
SAIF.  The special assessment was approximately $558,000 during the six months ended December 31, 1996.

Provision for Loan Losses

     At December 31, 1997, the provision for loan losses general loan valuation allowance is $660,000. For the three months ended December 31, 1997, provision for loan losses was increased $15,000 as compared to an increase of $5,000 during the quarter ended December 31, 1996. For the six months ended December 31, 1997 provision for loan losses was increased $30,000 as compared to an increase of $25,000 during the same period ended December
31, 1996. The Association has a policy of maintaining a general loan valuation allowance of one-half of one percent of outstanding loans, but is considering increasing the allowance in the future.

Income Tax

     The provision for federal and state income taxes decreased $18,000 to $317,000 for the quarter ended December 31, 1997 as compared to $335,000 for the quarter ended December 31, 1996. The provision for federal and state income taxes increased $283,000 for the six months ended December 31, 1997 to $653,000 as compared to $370,000 for the six months ended December 31, 1996.
The increase is attributable to the special one-time SAIF assessment paid during the six months ended December 31, 1996.

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

Item 2   Changes in Securities
         Not applicable.

Item 3   Default upon Senior Securities
         Not applicable.

Item 4   Submission of Matters to a Vote of Security Holders
         On October 28, 1997, the Company held its 1997 Annual Meeting of
Stockholders for the purpose of (1) the election of two directors and (2) the ratification of Lockridge, Constant and Conrad as the Company's independent auditors.

         (1) For election of directors:

                                        Votes For            Votes Withheld
                                        ---------            --------------
                 Carl B. Barrows        1,070,728                 2,400
                 Arnold Walter          1,071,128                 2,000

         (2) For the ratification of Lockridge, Constant & Conrad as independent auditors for the year ending June 30, 1998:

                      For             Against                Abstain
                      ---             -------                -------
                   1,066,053            250                   6,825

Item 5   Other Information
         None.

Item 6   Exhibits and Reports on Form 8-K

         (a)   Exhibit 11.  Statement re:  Computation of Per Share Earnings

               Exhibit 27.  Financial Data Schedule*

               *Submitted only with filing in electronic format.

         (b)   Reports on Form 8-K:

               On October 24, 1997, the Company filed a Current Report on Form
               8-K reporting under Item 5 first quarter earnings for the period ended September 30, 1997.

               On December 2, 1997, the Company filed a Current Report on Form
               8-K reporting under Item 5 the declaration of a 20 cent per share cash dividend for the period ending December 31, 1997.

                  MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                                Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MBLA Financial Corporation
                                  ---------------------------------------
                                                (Registrant)


Dated:  February 3, 1998          /s/ John T. Neer
                                  ---------------------------------------
                                  John T. Neer
                                  President and Chief Executive Officer
                                  (Duly Authorized Officer)


Dated:  February 3, 1998          /s/ Clyde D. Smith
                                  ---------------------------------------
                                  Clyde D. Smith
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)

                              Exhibit 11

Exhibit 11.  Statement re:  Computation of Per Share Earnings

                                                               Quarter Ended
                                                               Dec. 31, 1997
                                                               -------------

1.  Net income                                                 $     474,000
                                                               =============
2.  Weighted average common shares outstanding                     1,242,018
                                                               =============
3.  Basic earnings per share                                   $        0.38
                                                               =============
4.  Weighted average common shares outstanding                     1,242,018

5.  Additional dilutive shares using the average market
    value for the period utilizing the treasury stock
    method regarding stock options                                    83,243
                                                               -------------
6.  Total weighted average common shares and equivalents
    outstanding for fully diluted earnings per share computation   1,325,261
                                                               =============
7.  Diluted earnings per share                                 $        0.36
                                                               =============

