Form 10-Q
period 1998-03-31
MBLA FINANCIAL CORP
filed 1998-05-11
CIK 897999

==============================================================================
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             -----------

                              FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                             -----------


For the Quarter Ended March 31, 1998           Commission File No. 0-21482


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


              Registrant's telephone number: (660) 385-2122


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                     ----     ----

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 1,247,021 at May 7, 1998.

==============================================================================

               MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                              FORM 10-Q



                              Index


Part I.  Financial Information
------------------------------

Item 1    Financial Statements                                         Page
                                                                       ----

          Consolidated Statements of Financial Condition as of
          March 31, 1998 (unaudited) and June 30, 1997 . . . . . . .     2

          Consolidated Statements of Operations for the Three Months
          ended March 31, 1998 and 1997 and for the
          nine months ended March 31, 1998 and 1997 (unaudited). . .     3

          Consolidated Statements of Changes in Stockholders' Equity
          for the Nine Months ended March 31, 1998 and
          1997 (unaudited) . . . . . . . . . . . . . . . . . . . . .     4

          Consolidated Statements of Cash Flows for the Nine Months
          ended March 31, 1998 and 1997 (unaudited). . . . . . . . .     6

          Notes to Unaudited Consolidated Financial Statements . . .     8

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . .    10


Part II.  Other Information
---------------------------

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . .    17

Item 2    Changes in Securities. . . . . . . . . . . . . . . . . . .    17

Item 3    Default upon Senior Securities . . . . . . . . . . . . . .    17

Item 4    Submission of Matters to a Vote of Security Holders. . . .    17

Item 5    Other Information. . . . . . . . . . . . . . . . . . . . .    17

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . .    17

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

                         MBLA FINANCIAL CORPORATION
              Consolidated Statements of Financial Condition

                                                 March 31,    June 30,
                                                   1998         1997
                                                (unaudited)
                                                -----------   --------
           ASSETS                                   (In thousands)

Cash on hand and noninterest-earning deposits        $415         $230
Interest-earning deposits in other institutions     6,281        4,484
Investment securities available-for-sale, at fair
 value                                             11,012       27,039
Mortgage-backed and related securities
  available-for-sale, at fair value                49,410       68,975
Loans receivable, net                             132,989      126,448
FHLB stock                                          5,652        5,652
Accrued interest receivable                         1,309        1,595
Real estate owned                                       -            -
Premises and equipment                                296          308
Other assets                                           89           92
                                                 --------     --------
     Total assets                                $207,453     $234,823
                                                 ========     ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                         $113,742     $101,959
Advances from Federal Home Loan Bank               64,699      102,870
Advances from borrowers for taxes and insurance       121          171
Income taxes payable                                  540          590
Accrued expenses and other liabilities                353          697
                                                 --------     --------
     Total liabilities                           $179,455     $206,287
                                                 --------     --------
Preferred stock, $.01 par value;
  authorized 500,000 shares; none outstanding        $  -         $  -
Common stock, $.01 par value; authorized
  2,500,000 shares, issued 1,765,211 shares
  at March 31, 1998 and 1,738,111 shares at
  June 30, 1997                                        18           17
Additional paid-in capital                         17,473       16,944
Retained earnings, substantially restricted        19,136       18,535
Less:
  Treasury stock, at cost - 514,165 shares at
   March 31, 1998 and 439,699 shares at June
   30, 1997                                        (9,302)      (7,347)
  Common stock acquired by the ESOP                  (235)        (282)
  Common stock awarded by Association
      Recognition and Retention Plan                    -          (58)
  Unrealized loss on securities available-for-
   sale, net of applicable deferred income taxes      908          727
                                                 --------     --------
     Total stockholders' equity                   $27,998      $28,536
                                                 --------     --------
     Total liabilities and stockholders' equity  $207,453     $234,823
                                                 ========     ========
See accompanying Notes to Unaudited Consolidated Financial Statements

                          MBLA FINANCIAL CORPORATION
                     Consolidated Statements of Operations
                                 (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                        March 31,              March 31,
                                   ------------------      -----------------
                                   1998          1997      1998         1997
                                   ----          ----      ----         ----
                                     (In thousands)         (In thousands)
Interest income:
  Loans receivable               $2,412         $1,987    $7,172      $6,023
  Investment securities             301            279       928       1,356
  Mortgage-backed and related
   securities                     1,016          1,165     3,389       3,555
  Other interest-earning assets      87            108       254         170
                                 ------         ------   -------     -------
     Total interest income        3,816          3,539    11,743      11,104

Interest expense:
  Deposits                        1,547          1,324     4,532       3,726
  Advances                        1,105          1,187     3,686       3,988
                                 ------         ------   -------     -------
     Total interest expense       2,652          2,511     8,218       7,714
  Net interest income             1,164          1,028     3,525       3,390
Provision for loan losses            15             15        45          40
Net interest income after        ------         ------   -------     -------
 provision for loan losses        1,149          1,013     3,480       3,350

Noninterest income:
  Committment fees                    -              -         1           -
  Other                               2              5         6          11
                                 ------         ------   -------     -------
     Total noninterest income         2              5         7          11
                                 ------         ------   -------     -------
Noninterest expense:
  Compensation and benefits         363            214       838         686
  Occupancy and equipment            43             37       116         104
  SAIF deposit insurance premiums    33             23        94         709
  Net loss (gain) on sale of real
   estate owned                       -              4         -          10
  Net loss (gain) on sale of
   investments                        -             59       (14)         59
  Net loss (gain) on sale of loans   (8)             -        (8)          -
  Other                              63             55       172         169
                                 ------         ------   -------     -------
     Total noninterest expense      494            392     1,198       1,737
                                 ------         ------   -------     -------
Income before income taxes          657            626     2,289       1,624
Income tax expense                  152            255       805         625
                                 ------         ------   -------     -------
Net income                         $505           $371    $1,484        $999
                                 ======         ======   =======     =======
Earnings per share:
  Basic                           $0.41          $0.29     $1.19       $0.77
  Diluted                         $0.39          $0.27     $1.13       $0.73

See accompanying Notes to Unaudited Consolidated Financial Statements

                           MBLA FINANCIAL CORPORATION
              Consolidated Statements of Changes in Stockholders' Equity
                                 (Unaudited)

                                                                Unrealized
                                                                Gain (Loss)
                                                                Securities
                                                                Available-
                                                                For-Sale,
                                                                Net of
                                                 Common  Common Appli-
                          Addi-                  Stock   Stock  cable
                          tional           Trea- Ac-     Ac-    Deferred
                   Common Paid-In Retained sury  quired  quired Income
                    Stock Capital Earnings Stock by ESOP by RRP Taxes  Total
                    ----- ------- -------- ----- ------- ------ -----  -----
                               (In thousands)
Nine Months Ended
-----------------
March 31, 1997
--------------

Balance at June 30,
 1996                $17 $16,754 $17,665 ($5,924) ($390) ($208) $154 $28,068

Additions (deductions)
 for the nine months
 ended March 31, 1997:
  Net income           -       -     999       -      -      -     -     999
  Compensation expense
   related to ESOP     -      91       -       -      -      -     -      91
  Reduction of ESOP
   obligation          -       -       -       -     61      -     -      61
  Amortization of RRPs -       -       -       -      -     12     -      12
  Dividends on un-
   allocated ESOP
   shares              -       -       8       -      -      -     -       8
  Deferred tax on RRP  -      36       -       -      -      -     -      36
  Purchase of treasury
   stock (49,109
   shares)             -       -       -  (1,028)     -      -     -  (1,028)
  Dividends declared   -       -    (268)      -      -      -     -    (268)
  Stock options
   retired             -       -     (57)      -      -      -     -     (57)
  Unrealized gain
   (loss) on
   securities
   available-for-
   sale, net of
   deferred income
   tax of $230,000     -       -       -       -      -      -   391     391
                     -------------------------------------------------------
Balance, March 31,
 1997                $17 $16,881 $18,347 ($6,952) ($329) ($196) $545 $28,313
                     =======================================================

See accompanying Notes to Unaudited Consolidated Financial Statements

                           MBLA FINANCIAL CORPORATION
            Consolidated Statements of Changes in Stockholders' Equity
                                 (Unaudited)
                                                                Unrealized
                                                                Gain (Loss)
                                                                Securities
                                                                Available-
                                                                For-Sale,
                                                                Net of
                                                 Common  Common Appli-
                          Addi-                  Stock   Stock  cable
                          tional           Trea- Ac-     Ac-    Deferred
                   Common Paid-In Retained sury  quired  quired Income
                    Stock Capital Earnings Stock by ESOP by RRP Taxes  Total
                    ----- ------- -------- ----- ------- ------ -----  -----
                               (In thousands)
Nine Months Ended
-----------------
March 31, 1998
--------------

Balance at June 30,
 1997                $17 $16,944 $18,535 ($7,347) ($282)  ($58) $727 $28,536

Additions (deductions)
 for the nine months
 ended March 31, 1998:
 Net income            -       -   1,484       -      -      -     -   1,484
 Compensation expense
  related to ESOP      -     115       -       -      -      -      -    115
 Reduction of ESOP
  obligation           -       -       -       -     47      -      -     47
 Amortization of RRPs  -       -       -       -      -     58      -     58
 Dividends on
  unallocated ESOP
  shares               -       -       6       -      -      -      -      6
 Deferred tax on RRP   -      55       -       -      -      -      -     55
 RRP shares released   -      88       -       -      -      -      -     88
 Stock options
  exercised            1     271       -       -      -      -      -    272
 Stock options
  retired              -       -    (632)      -      -      -      -   (632)
 Purchase of treasury
  stock (74,466
  shares)              -       -       -  (1,955)     -      -      - (1,955)
 Dividends declared    -       -    (257)      -      -      -      -   (257)
 Unrealized gain (loss)
  on securities
  available-for-
  sale, net of
  deferred income
  tax of $106,000      -       -       -       -      -      -    181    181
                     -------------------------------------------------------
Balance, March 31,
 1998                $18 $17,473 $19,136 ($9,302) ($235)    $0  $908 $27,998
                     =======================================================

See accompanying Notes to Unaudited Consolidated Financial Statements

                         MBLA FINANCIAL CORPORATION
                    Consolidated Statements of Cash Flows
                                (Unaudited)
                                                     Nine Months End
                                                        March 31,
                                                     ---------------
                                                     1998       1997
                                                     ----       ----
                                                     (In thousands)
Cash flow from operating activities:
  Net income                                        $1,484      $999
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Provision for loan losses                          45        40
     Net loss on sale of real estate owned               -        10
     Net loss on sale of investments                     -        59
     Net gain on sale of mortgage-backed and
      related securities                               (14)        -
     Net loss on disposal of fixed assets                2         -
     Depreciation                                       33        32
     Amortization of premiums and discounts            (52)      (54)
     Excess of fair value over cost of ESOP
      unallocated shares                               115        91
     Amortization of RRP                               147        12
     Deferred tax on RRP                                54        36
     Decrease (increase) in interest receivable        286      (154)
     Decrease (increase) in other assets                 3        50
     Increase (decrease) in income tax payable        (156)      (32)
     Increase (decrease) in other liabilities          (85)       36
                                                    -------   -------
       Net cash provided by operating activities    $1,862    $1,125
                                                    -------   -------
Cash flow from investing activities:
  Loans purchased and originated                   (23,725)  (16,318)
  Proceeds from loans sold                             735         -
  (Increase) decrease in loans, net                 16,403     6,653
  Proceeds from maturities of available-for-sale
   investment securities                            27,186    30,019
  Purchase of available-for-sale investment
   securities                                      (11,147)  (29,904)
  Principal collected on repayments and
   maturities of available-for-sale mortgage-
   backed and related securities                    20,004     2,666
  Proceeds from sale of mortgage-backed and
   related securities                                3,905    16,517
  Purchase of mortgage-backed and related
   securities                                       (4,000)  (17,000)
  Purchase of FHLB stock                                 -    (1,396)
  Proceeds from the sale of real estate owned            -        43
  Purchase of equipment and office building
   improvements                                        (23)       (4)
       Net cash provided (used) by investing       -------   -------
        activities                                 $29,338   ($8,724)
                                                   -------   -------
Cash flows from financing activities:
  Net increase (decrease) in deposits               11,783    11,733
  Net increase (decrease) in advances from
   borrowers for taxes a                               (50)      (32)
  Proceeds from FHLB advances                        2,000    28,000
  Principal payments on FHLB advances              (40,171)  (31,160)
  Dividends paid                                      (511)     (534)
  Purchase of treasury stock                        (1,955)   (1,029)
  Proceeds from issuance of common stock               271         -
  Unearned ESOP compensation decrease                   47        61
  Stock options retired                               (632)      (58)
       Net cash provided (used) by financing       -------   -------
        activities                                ($29,218)   $6,981
                                                   -------   -------
       Increase (decrease) in cash and cash
        equivalents                                 $1,982     ($618)
Cash and cash equivalents at beginning of period     4,714     5,131
                                                   -------   -------
Cash and cash equivalents at end of period          $6,696    $4,513
                                                    ======    ======

                         MBLA FINANCIAL CORPORATION
                  Consolidated Statements of Cash Flows
                              (Continued)

                                                     Nine Months End
                                                        March 31,
                                                     ---------------
                                                     1998       1997
                                                     ----       ----
                                                     (In thousands)
Supplemental cash flow disclosures:
  Cash paid for:
     Interest                                       $5,386    $5,312
                                                    ======    ======
     Income Taxes                                     $908      $623
                                                    ======    ======
Noncash activity:
  Loans transferred to real estate owned                 -       $30
                                                    ======    ======

See accompanying Notes to Unaudited Consolidated Financial Statements

                MBLA FINANCIAL CORPORATION AND SUBSIDIARY
           Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and nine month periods ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1998.

The unaudited consolidated financial statements include the amounts of MBLA Financial Corporation (the "Holding Company") and its wholly-owned subsidiary, Macon Building and Loan Association, (the "Association"), and the Association's wholly-owned subsidiary, MBL Financial Services, for the three and nine month periods ended March 31, 1998. The consolidated financial statements for the prior periods include accounts of the Holding Company and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

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

The Association established several Recognition and Retention Plans ("RRP's") which purchased in the aggregate 69,000 shares of common stock in the conversion. The Association contributed $690,000 to fund the purchase of the RRP shares. All but 4,692 shares were awarded to directors and officers and are designed to be earned over varying annual rates, depending upon the individual's position in the Association. The aggregate purchase price of these shares will be amortized as compensation expense over the participants' vesting period. The unamortized cost is reflected as a reduction of stockholders' equity. The remaining 4,692 shares were awarded to directors on January 2, 1998 and were accordingly expensed at that time.

The Holding Company has adopted stock option plans for the benefit of directors, officers, and other key employees of the Association. The number of shares of common stock reserved for issuance under the stock option plans was equal to 10% of the total number of common shares issued pursuant to the Association's conversion to the stock form of ownership. The option exercise price was $10.00 as of the date of the option grant, and the maximum option term cannot exceed ten years. The stock options awarded to directors may be exercised at any time after grant. The stock options awarded to officers and other key employees are exercisable on a cumulative basis in equal installments over varying time periods, depending upon the officer's or employee's position with the Association. At June 24, 1993, 172,500 stock options were issued with 9,833 reserved for future use and 162,667 granted. The remaining 9,833 options were awarded to directors during the quarter ended September 30, 1997. As of March 31, 1998, 85,275 options had been exercised or retired, leaving a total of 87,225 which had not been exercised.

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

(4)  Stock Repurchase Program

During the quarter ended March 31, 1998, the Company repurchased 30,543 shares of its common stock. For the nine months ended March 31, 1998, the Company repurchased 74,466 shares of its common stock. As of May 7, 1998, MBLA Financial Corporation has repurchased a total of 518,190 shares of its common stock.

(5)  Commitments and Contingencies

Commitments to originate and purchase mortgage loans of $6.527 million (of which $6.200 million are adjustable-rate commitments) at March 31, 1998, represent amounts which the Association plans to fund within the normal commitment period of sixty to ninety days. As of March 31, 1998, the Association had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Association had commitments outstanding of $286,000 to sell mortgage loans at March 31, 1998. The Association did not have any commitments outstanding at March 31, 1998 to sell mortgage-backed and related securities or investment securities.

(6)  Reclassifications
     None.
                                     9
PAGE

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

Liquidity and Capital Resources

     The Holding Company and Association's most liquid assets are cash, due from banks and interest-earning deposits. The levels of these assets are dependent on the Association's lending, investing, operating, and deposit activities during any given period. At March 31, 1998, cash, due from banks and interest-earning deposits totalled $6.696 million.

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

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, due from banks, interest-earning deposits, short and intermediate term U.S. Government and government agency securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. The current required liquidity ratio is 5%. The Association historically has maintained a level of liquid assets in excess of this regulatory requirement. The Association's liquidity ratios were 9.14% and 10.35% at March 31, 1998 and 1997, respectively. Liquidity management for the Association is both a daily and
long term function of the Association's management strategy.   In the event
that the Association should require funds beyond its ability to generate internally, additional sources of funds are available through the use of Federal Home Loan Bank advances and reverse repurchase agreements.

     The primary investment activity of the Association is the origination and purchase of mortgage loans. During the three months ended March 31, 1998 and 1997, the Association originated and purchased mortgage loans in the aggregate amount of $10.532 million and $2.632 million, respectively. During the three months ended March 31, 1998, the Association sold loans in the amount of $641,000. Another investment activity of the Association is the investment of funds in U.S. Treasury securities, agency bonds, mortgage-backed securities, collateralized mortgage obligations and FHLB overnight funds. During periods when the Association's loan demand is limited, the Association may purchase short-term investment securities to obtain a higher yield than otherwise available.

     At March 31, 1998, the Association had outstanding loan commitments to originate and purchase $6.527 million of loans. The Association believes that it will have sufficient funds available to meet all of these commitments. At March 31, 1998, the Association had outstanding commitments of $286,000 to sell mortgage loans. The Association did not have any outstanding commitments to sell mortage-backed and related securities or any other investment securities at March 31, 1998. Should the Association need to, the Board of Directors has authorized management to obtain additional short-term advances from the Federal Home Loan Bank of Des Moines to fund loan purchases. At March 31, 1998, certificates of deposit which are scheduled to mature in one year or less from March 31, 1998, totalled $83.824 million. Management believes that a significant portion of these funds will remain with the Association.

Capital and Prompt Corrective Action Ratios

     At March 31, 1998, the Association exceeded each OTS capital and prompt corrective action ratio. The following table sets forth the OTS minimum ratios for "adequately capitalized" and "well capitalized", as well as the Association ratio, for each category.

                      Minimum            Minimum
                      "Adequately        "Well
                      Capitalized"       Capitalized"          Association
Ratio                 Ratio              Ratio                 Ratio
-----                 -------------      ------------          ------------

Tier 1 (Core)
Capital Ratio             4%                   5%                 12.71%

Total Risk-Based
Capital Ratio             8%                  10%                 32.18%

Tier 1 Risk-Based
Capital Ratio             4%                   6%                  31.37%

The minimum OTS Tangible Equity Ratio to be deemed other than "critically under capitalized" is 2%. At March 31, 1998, the Association's tangible equity ratio was 12.71%.

Changes in Financial Condition

     Total assets decreased $27.370 million to $207.453 million at March 31, 1998 from $234.823 million at June 30, 1997. Cash due from banks and interest-earning deposits increased $1.982 million to $6.696 million. Loans receivable increased $6.541 million to $132.989 million at March 31, 1998 from $126.448 million at June 30, 1997. Mortgage-backed and related securities decreased $19.565 million to $49.410 million at March 31, 1998. Investment securities decreased $16.027 million to $11.012 million at March 31, 1998 because of a $15 million FHLB bond called in July 1997. FHLB stock was unchanged at $5.652 million at March 31, 1998.

     Deposits increased $11.783 million or 11.56% from $101.959 million at June 30, 1997 to $113.742 million at March 31, 1998. The average cost of deposits increased from 5.64% at June 30, 1997 to 5.67% at March 31, 1998. Advances from the Federal Home Loan Bank of Des Moines decreased $38.171 million to $64.699 million at March 31, 1998 from $102.870 million at June 30, 1997. The average cost of advances increased from 5.63% at June 30, 1997 to 5.64% at March 31, 1998.

     Stockholders' equity decreased $538,000 to $27.998 million at March 31, 1998, from $28.536 million at June 30, 1997. MBLA Financial Corporation's capital to assets ratio was 13.50% as of March 31, 1998 as compared to 12.15% at June 30, 1997.

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

     The Association utilizes ARMs to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. Management is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's directive that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 90.22% of Macon Building and Loan Association's mortgage loan portfolio as of March 31, 1998, consisted of ARMs, including ARM loans secured by commercial real estate. Approximately 97.88% of all ARMs, or 88.31% of all loans, are adjustable in one, two, or three years from March 31, 1998.

FASB 115

     MBLA Financial Corporation and Macon and Building and Loan Association have adopted and implemented FASB 115 which requires investments in equity securities that have readily determinable fair values and all investments in debt securities be classified as either: (1) held-to-maturity, (2) trading securities or (3) available-for-sale.

     MBLA Financial Corporation and Macon Building and Loan Association have classified all securities as available-for-sale with all investments reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity. At March 31, 1998, the effect on stockholders' equity was an addition of $908,000 net of deferred income taxes as compared to an addition of $727,000 at June 30, 1997 net of deferred income taxes.

Asset Quality

     The Holding Company and the Association regularly review interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Association's non-accrual mortgage loans delinquent more than 90 days increased from $577,000 at June 30, 1997 to $1.137 million at March 31, 1998.

     The table on the following page sets forth information regarding the Association's non-accrual loans and foreclosed real estate at the dates indicated. The Association discontinues accruing interest on delinquent loans no later than ninety days past due, at which time all accrued but uncollected interest is reversed. At March 31, 1998, the Association has no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

Year 2000

     The Association has been in contact with FISERV, the Association's data processing service provider. FISERV's tentative Year 2000 testing schedule begins in September 1998 and continues through January 1999. As of this date, the Association expects a cost of no more than $25,000 to be Year 2000 compliant.

     The Association has contacted software vendors and does not foresee any major capital expenditures. In-house testing of major software packages the Association utilizes (as well as Association hardware) have been initiated and expect to be completed by March 31, 1999. The Association should have all testing completed by June 30, 1999.

                        MBLA FINANCIAL CORPORATION
                              Asset Quality

                                 March    December  September   June    March
                                  31,        31,       30,       30,     31,
                                 1998       1997      1997      1997    1997
                                 --------------------------------------------
                                            (Dollars in thousands)
Non-accrual mortgage loans
  delinquent more than 90 days   $1,137    $1,063    $1,283     $577    $514
Non-accrual other loans
  delinquent more than 90 days        0         0         0        0       0
                                 --------------------------------------------
Total non-performing loans        1,137     1,063     1,283      577     514
Real estate owned and in-
  substance foreclosed loans
  net of related allowance            0         0         0        0       0
                                 --------------------------------------------
   Total non-performing assets   $1,137    $1,063    $1,283     $577    $514
                                 ============================================
Non-performing loans to
  total loans                      0.85%     0.82%     0.99%    0.46%   0.44%
Non-performing assets to
  total assets                     0.55%     0.48%     0.57%    0.25%   0.25%

Allowance for loan losses
  to non-performing loans         59.37%    62.09%    50.27%  109.19% 111.87%

Results of Operations

     Comparison of quarterly results in this section are between the three month periods ended March 31, 1998, and March 31, 1997 and between the nine month periods then ended.

General

     Net income for the quarter ended March 31, 1998 was $505,000, an increase of $134,000 from the $371,000 net income for the quarter ended March 31, 1997. Basic earnings per share for the quarter ended March 31, 1998 were 41 cents per share as compared to 29 cents per share for the quarter ended March 31, 1997. Net income for the nine months ended March 31, 1998 was $1.484 million, an increase of $485,000 over the $999,000 net income for the nine months ended March 31, 1997. Basic earnings per share for the nine months ended March 31, 1998 were $1.19 per share as compared to 77 cents per share for the nine months ended March 31, 1997.

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

Interest Income

     Interest income increased $277,000 or 7.83% to $3.816 million for the quarter ended March 31, 1998 from $3.539 million for the quarter ended March 31, 1997. Interest income for the nine months ended March 31, 1998 was $11.743 million, an increase of $639,000 over the same period ended March 31, 1997.

     Interest on mortgage loans increased $425,000 and $1.149 million for the three and nine month periods ended March 31, 1998 over the same periods ended March 31, 1997. Interest on investment securities increased $22,000 for the three month period ended March 31, 1998 and decreased $428,000 for the nine month period ended March 31, 1998 over the same periods ended March 31, 1997. Interest on mortgage-backed and related securities decreased $149,000 and $166,000 for the three and nine month periods ended March 31, 1998 as compared to the same periods ended March 31, 1997. Interest on other interest-earning assets decreased $21,000 and increased $84,000 for the three and nine month periods ended March 31, 1998 as compared to the same periods ended March 31, 1997.

Interest Expense

     Interest expense for the quarter ended March 31, 1998 was $2.652 million as compared to $2.511 million for the quarter ended March 31, 1997, an increase of $141,000 or 5.62%. Interest expense for the nine months ended March 31, 1998 was $8.218 million as compared to $7.714 for the nine months ended March 31, 1997, an increase of $504,000 or 6.53%. Interest expense on deposits increased $223,000 to $1.547 million at March 31, 1998 from $1.324 million at March 31, 1997. Interest expense on deposits for the nine months ended March 31, 1998 increased $806,000 to $4.532 million from $3.726 million for the nine months ended March 31, 1997. Interest expense on advances decreased $82,000 to $1.105 million at March 31, 1998 from $1.187 million at March 31, 1997. Interest expense on advances for the nine months ended March 31, 1998 decreased $302,000 to $3.686 million from $3.988 million for the nine months ended March 31, 1997. The average cost of funds which includes both interest paid on deposits and interest paid on advances, increased from 5.54% at March 31, 1997 to 5.66% at March 31, 1998.

Net Interest Income

     Net interest income before provisions for loan losses was $1.164 million for the quarter ended March 31, 1998 as compared to $1.028 million for the quarter ended March 31, 1997, an increase of $136,000. Net interest income before provisions for loan losses for the nine months ended March 31, 1998 was $3.525 million as compared to $3.390 million for the nine months ended March 31, 1997, an increase of $135,000.

Noninterest Income

     Other income for the quarter ended March 31, 1998 was $2,000 as compared to $5,000 for the same quarter of the previous year. Other income for the nine months ended March 31, 1998 was $7,000 as compared to $11,000 for the nine months ended March 31, 1997. Other income is not considered a significant part of the overall income of the company.

Noninterest Expense

     Noninterest expense for the quarter ended March 31, 1998 increased $102,000 to $494,000, as compared to $392,000 for the quarter ended March 31, 1997. Noninterest expense for the nine months ended March 31, 1998 decreased $539,000 to $1.198 million from $1.737 million for the nine months ended March 31, 1997. The decrease in noninterest expense for the nine months ended March 31, 1998 is due to the one-time special assessment paid by institutions whose deposit accounts are insured by the SAIF. The special assessment was approximately $558,000 during the nine months ended March 31, 1997.

Provision for Loan Losses

     At March 31, 1998, the provision for loan losses general loan valuation allowance is $675,000. For the three months ended March 31, 1998, provision for loan losses was increased $15,000 as compared to an increase of $15,000 during the quarter ended March 31, 1997. For the nine months ended March 31, 1998 provision for loan losses was increased $45,000 as compared to an increase of $40,000 during the same period ended March 31, 1997. The Association formerly had a policy of maintaining a general loan valuation allowance of one-half of one percent of outstanding loans, but has revised their policy to increase the loan valuation allowance to $1 million by increasing the allowance $5,000 per month. The Association continuously monitors this provision.

Income Tax

     The provision for federal and state income taxes decreased $103,000 to $152,000 for the quarter ended March 31, 1998 as compared to $255,000 for the quarter ended March 31, 1997. The provision for federal and state income taxes increased $180,000 for the nine months ended March 31, 1998 to $805,000 as compared to $625,000 for the nine months ended March 31, 1997. The increase is attributable to the special one-time SAIF assessment paid during the nine months ended March 31, 1997.

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


                                           MBLA Financial Corporation
                                   ------------------------------------------
                                                  (Registrant)


Dated: May 7, 1998
                                   /s/ John T. Neer
                                   ------------------------------------------
                                   John T. Neer
                                   President and Chief Executive Officer
                                   (Duly Authorized Officer)



Dated: May 7, 1998
                                   /s/ Clyde D. Smith
                                   ------------------------------------------
                                   Clyde D. Smith
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)

                                Exhibit 11

Exhibit 11.  Statement re: Computation of Per Share Earnings

                                                            Quarter Ended
                                                            Mar. 31, 1998
                                                            -------------

1.  Net income                                              $    505,000
                                                            ============
2.  Weighted average common shares outstanding                 1,235,470
                                                            ============
3.  Basic earnings per share                                $       0.41
                                                            ============
4.  Weighted average common shares outstanding                 1,235,470

5.  Additional dilutive shares using the average market
    value for the period utilizing the treasury stock
    method regarding stock options                                54,416
                                                            ------------
6.  Total weighted average common shares and equivalents
    outstanding for fully diluted earnings per share
    computation                                                1,289,886
                                                            ============
7.  Diluted earnings per share                              $       0.39
                                                            ============