Form 10KSB40
period 1998-06-30
MBLA FINANCIAL CORP
filed 1998-09-25
CIK 897999

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                             FORM 10-KSB

             Annual report pursuant to Section 13 of the
                   Securities Exchange Act of 1934

              For the fiscal year ended June 30, 1998

                    Commission File No. 0-21482

                     MBLA FINANCIAL CORPORATION
       (exact name of registrant as specified in its charter)

                DELAWARE                             43-1637679
         (State of Incorporation)               (IRS Employer I.D. No.)

                  101 Vine Street, Macon, Missouri  63552
                  (Address of principal executive office)

                                (660) 385-2122
            (registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, par value $.01 per share
                           (Title of class)

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such requirements for the past 90
days.  Yes  X   No    .
           ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-KSB
or any amendment to this Form 10-KSB.              .
                                      -------------
     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $27,489,354 and is based upon the last sales price as quoted on the NASDAQ National Market for June 30, 1998.

     As of June 30, 1998, the Registrant had 1,247,021 shares outstanding.

     Revenues for the fiscal year ended June 30, 1998: $15,278,000.

     Transitional Small Business Disclosure Format (check one): Yes   No  X .
                                                                   --    ---
                    DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Annual Report to Stockholders for the year ended June 30, 1998 are incorporated by reference into Part II of this Form 10-KSB.

     The Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-KSB.

                                   INDEX

                                                                       PAGE
PART I                                                                 ----

   Item  1.      Business. . . . . . . . . . . . . . . . . . . .         1
   Item  2.      Properties. . . . . . . . . . . . . . . . . . .        33
   Item  3.      Legal Proceedings . . . . . . . . . . . . . . .        33
   Item  4.      Submission of Matters to a Vote of Security
                 Holders . . . . . . . . . . . . . . . . . . . .        33

PART II

   Item  5.      Market for Registrant's Common Equity and
                 Related Stockholder Matters . . . . . . . . . .        33
   Item  6.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations .        33
   Item  7.      Financial Statements  . . . . . . . . . . . . .        34
   Item  8.      Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure. . . . .        34

PART III

   Item  9.      Directors and Executive Officers of the Registrant
                 and Control Persons; Compliance with Section 16(a)
                 of the Exchange Act . . . . . . . . . . . . . .       34
   Item 10.      Executive Compensation. . . . . . . . . . . . .
34
   Item 11.      Security Ownership of Certain Beneficial Owners
                 and Management. . . . . . . . . . . . . . . . .        34

   Item 12.      Certain Relationships and Related Transactions.        34

   Item 13.      Exhibits and Reports on Form 8-K. . . . . . . .        35

SIGNATURES       . . . . . . . . . . . . . . . . . . . . . . . .        36

                                   PART I

Item 1.   Business.
-------------------

     On June 24, 1993, MBLA Financial Corporation (the "Company") closed its public offering for 1,725,000 shares of its common stock and acquired Macon Building and Loan Association, Macon, Missouri (the "Association" or "Macon") as a part of the Association's conversion from a mutual to a stock state chartered savings and loan association. The Company was incorporated under Delaware law on February 23, 1993. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Company does not transact any material business other than through the Association. Approximately 50% of the net conversion proceeds amounting to $8.2 million which was retained by the Company was principally invested in deposits with the Association and a $685,000 loan to the Association's Employee Stock Ownership Plan ("ESOP") in order to fund the ESOP's purchase of stock in the
Association's conversion.   The Company paid dividends of $ .50 per share,
representing a dividend payout ratio of 32.9%, for the year ended June 30, 1998. At June 27, 1998, the Company had approximately 375 stockholders of record of the 1,247,021 shares of common stock outstanding. This number does not reflect the number of persons or entities who may hold their stock in nominee or "street" name through brokerage firms.

     The Association has operated for over 100 years and was originally organized in 1885 as a Missouri-chartered building and loan association.
The Association converted to a Federal chartered savings & loan effective June 1, 1995. The Association is a member of the Federal Home Loan Bank (the "FHLB") System and its deposit accounts are insured up to applicable limits by the FDIC. At June 30, 1998 the Company had total assets of $203.2 million and stockholders' equity of $27.8 million.

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

     Market Area

     The Association currently operates out of its main office in Macon and one branch office located in Moberly, Missouri. The Association's deposit gathering base is concentrated in Macon and Randolph Counties in Missouri. Due to the low demand for loans in the Association's primary market area, at June 30, 1998, approximately $120.6 million or 87.8% of the Association's total loan portfolio consisted of loans purchased from selected mortgage banking companies and financial institutions secured by properties located primarily in Columbia, Missouri, and to a lesser extent, other cities in central Missouri.

     Lending Activities

     Loan Portfolio Composition.   The Association's loan portfolio consists
primarily of conventional adjustable-rate and fixed-rate first mortgage loans secured by one- to four-family residences. The Association also originates multi-family and commercial real estate mortgage loans, and consumer loans. At June 30, 1998, the Association's mortgage loans outstanding were $136.5 million, of which $122.3 million were one- to four-family residential mortgage loans. Of the total loans outstanding at that date, $120.5 million were adjustable-rate mortgage ("ARM") loans and $16.8 were fixed-rate loans. At that same date, commercial real estate loans totalled $13.4 million. At June 30, 1998, purchased whole mortgage loans and participations totalled $120.6 million or 87.8% of the Association's loan portfolio. These loans were purchased without recourse and are serviced by the sellers.

     Other loans held by the Association, which primarily consisted of consumer loans, totalled $.8 million or .60% of total loans outstanding at June 30, 1998. There were no loans held for sale at June 30, 1998.

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

The following table sets forth as of June 30, 1998, the portions of the Association's loan portfolio which had been purchased from others and originated by the Association.

                                          At June 30, 1998
                      -------------------------------------------------------
                         Purchased (1)     Originated             Total
                      ------------------  ---------------    ----------------
                        Amount   Percent  Amount  Percent    Amount   Percent
                        ------   -------  ------  -------    ------   -------
                                       (Dollars in thousands)
Mortgage Loans:
One-to four-family    $ 107,507   78.30% $ 14,821   10.80%  $122,328   89.10%
Multi-family                639     .46        75    0.05        714    0.52
Commercial real
 estate                  12,182    8.87     1,252    0.91     13,434    9.78
                       --------   -----   -------   -----   --------  ------
Total mortgage
 loans                  120,328   87.63    16,148   11.76    136,476   99.40
                       --------   -----   -------   -----   --------  ------
Other loans:
Home improvement             --      --       188    0.14        188    0.14
Loans on savings
 accounts                    --      --       412    0.30        412    0.30
Other                       224    0.16        --      --        224    0.16
                       --------   -----   -------   -----   --------  ------
Total other loans           224    0.16       600    0.44        824     .60
                       --------   -----   -------   -----   --------  ------
Total gross loans      $120,552   87.79%  $16,748   12.20%  $137,300  100.00%
                       ========   =====   =======   =====   ========  ======


(1)  Includes both purchased whole loans and loan participations.


The following table sets forth the composition of the Association's mortgage and other loan portfolios and mortgage-backed  securities portfolio in dollar amounts and in percentages at the dates indicated.

                                                        At June 30,
                    -------------------------------------------------------------------------------------
                         1998             1997             1996               1995            1994
                    ---------------- ---------------- ---------------- ------------------ ---------------
                             Percent          Percent          Percent            Percent         Percent
                             of               of               of                 of
                    Amount   Total   Amount   Total   Amount   Total    Amount    Total   Amount  Total
                    ------   -----   ------   -----   ------   -----    ------    -----   ------  -----
                                                (Dollars In Thousands)
Mortgage loans:
  One-to-four
   family           $122,328  89.10% $115,104  90.52% $ 97,017  90.67%  $ 92,731   88.01% $80,055  85.67%
  Multi-family           714   0.52     1,247    .98     1,367   1.27      4,401    4.18    4,708   5.04
  Commercial real
   estate             13,434   9.78     9,824   7.73     7,643   7.15      7,102    6.74    7,411   7.93
                    -------- ------  -------- ------  -------- ------   --------  ------  ------- ------
  Total mortgage
   loans             136,476  99.40   126,175  99.23   106,027  99.09    104,234   98.93   92,174  98.64

  Other loans:
  Home improvement       188   0.14       270   0.21      277    0.26        378    0.36      406   0.43
Loans on savings
 accounts                412   0.30       342   0.27      283    0.26        289    0.27      363   0.39
  Other loans -- FHA
  Non-mortgage           224   0.16       372   0.29      415    0.39        459    0.44      502   0.54
                    -------- ------  -------- ------  -------  ------   --------  ------  ------- ------
  Total other loans      824   0.60       984    .77      975     .91      1,126    1.07    1,271   1.36

Total loans
 receivable         $137,300 100.00% $127,159 100.00% $107,002 100.00%  $105,360  100.00% $93,445 100.00%
                    -------- ------  -------- ------  -------- ------   --------  ------  ------- ------
Add:
  Premium on
   purchased
   loans            $      6         $      8         $      8          $     9          $    11

  Deferred loan costs     31               27               26               31               29

Less:
  Loans in process        --              116              16               165              111
  Unearned discounts,
   premiums and
   deferred loan
   fees, net              --               --              --                --               --
  Allowance for loan
   losses                690              630             535               535              425
                    --------         --------         --------         --------          -------
  Loans receivable,
   Net              $136,647         $126,448         $106,485         $104,700          $92,949
                    ========         ========         ========         ========          =======
Mortgage-backed
 securities, net:
 FHLMC              $    675   1.40% $    950   1.37% $  1,220   1.72% $ 1,470    2.11% $ 1,798  12.21%
 FHLMC ARM               164    .34       245    .36       335    .47      507     .73      658   4.47
 FNMA/GNMA ARM        12,695  26.32    16,458  23.86    19,529  27.46   25,062   36.07      600   4.08
 FNMA/FHLMC REMIC     33,586  69.65    50,586  73.34    50,546  71.06   43,224   62.21   12,130  82.39
                    -------- ------  -------- ------  -------- ------  -------  ------  ------- ------
  Total mortgage-
   backed
   securities         47,120  97.71    68,239  98.93    71,630 100.71   70,263  101.12   15,186 103.15
  Net premiums and
   discounts            (231)  (.48)     (351)  (.51)     (779) (1.10)  (1,044)  (1.50)       3   0.02
  SFAS #115 Adjustment
   to Fair Value       1,337   2.77     1,087   1.58       278    .39      263     .38     (467) (3.17)
                    -------- ------  -------- ------  -------- ------  -------  ------  ------- ------
Net mortgage-
 backed securities  $ 48,226 100.00% $ 68,975 100.00% $ 71,129 100.00% $ 69,482 100.00% $14,722 100.00%
                    ======== ======  ======== ======  ======== ======  ======== ======  ======= ======

                                                                 4

The following table sets forth the Association's mortgage loan purchases and originations, other loans and mortgage-backed securities purchased, sales and principal repayments for the periods indicated:

                                                  Year ended June 30,
                                         ----------------------------------
                                           1998         1997        1996
                                           ----         ----        ----
                                                  (in thousands)
Mortgage loans (gross):
  At beginning of period                 $126,175    $ 106,027    $104,234
  Mortgage loans purchased:
  One-to four-family                       24,668       29,077      14,872
  Multi-family                              2,379        1,464          --
  Commercial real estate                    2,655        1,672       1,631
                                         --------    ---------    --------
Total mortgage loans purchased             29,702       32,213      16,503
                                         --------    ---------    --------
Mortgage loans originated:
  One-to four-family                        6,763          983         978
  Multi-family                                 --           --          --
  Commercial real estate                       --          319          --
                                         --------    ---------    --------
  Total mortgage loans originated           6,763        1,302         978

  Total mortgage loans purchased and
  originated                               36,465       33,515      17,481
                                         --------    ---------    --------
Transfer of mortgage loans to
foreclosed REO                                 --           30         103
Principal repayments                       26,164       13,337      15,585
                                         --------    ---------    --------
At end of period                         $136,476    $ 126,175    $106,027
                                         ========    =========    ========
Other loans:
  At beginning of period                 $    984    $     975    $  1,126
  Other loans originated                      523          449         307
  Other loans purchased                        --           --          --
  Principal repayments                       (683)        (440)       (458)
                                         --------    ---------    --------
  At end of period                       $    824    $     984    $    975
                                         ========    =========    ========
Mortgage-backed securities:
  At beginning of period                 $ 68,975    $  71,129    $ 69,482
  Mortgage-backed securities purchased      4,000       17,000      11,023
Mortgage-backed securities sold/
  called                                  (20,891)     (16,576)     (3,501)
  Amortization and repayments              (4,109)      (3,387)     (5,890)
  SFAS #115 Adjustment to Fair Value          251          809          15
                                         --------    ---------    --------
At end of period                         $ 48,226    $  68,975    $ 71,129
                                         ========    =========    ========


Loan and Mortgage-backed Securities by Contractual Maturity

     The following table shows the maturity of the Association's loan and mortgage-backed securities portfolios at June 30, 1998.  The table does not include prepayments or scheduled principal amortization.
Prepayments and scheduled principal amortization on loans and mortgage-backed securities totalled  $31.0 million, $17.2 million, and $21.9 million for the years ended June 30, 1998, 1997 and 1996, respectively.

                                                       At June 30, 1998
                            ----------------------------------------------------------------------------
                                    Mortgage Loans                          Totals
                            --------------------------------  ------------------------------------------
                                                        (In Thousands)
                                                                     Total       Mortgage-
                            One-to-      Multi-  Commercial   Other  Loans       Backed
                            Four-Family  Family  Real Estate  Loans  Receivable  Securities    Total
                            -----------  ------  -----------  -----  ----------  ----------    -----
Amounts due:
  Within 1 year             $      41    $  --   $     --     $ 419   $     460   $     --    $     460
                            ---------    -----   --------     -----   ---------   --------    ---------
  After 1 year:
    1 to 3 years                  935       --         21        21         977         --          977
    3 to 5 years                1,823       --         26        62       1,911         --        1,911
    5 to 10 years               3,443       --         --       322       3,765        696        4,461
    10 to 20 years            100,079      714     10,454        --     111,247        308      111,555
    over 20 years              16,007       --      2,933        --      18,940     47,222       66,162
                            ---------    -----   --------     -----   ---------   --------    ---------
 Total due after 1 year       122,287      714     13,434       405     136,840     48,226      185,066
                            ---------    -----   --------     -----   ---------   --------    ---------
 Total amounts due            122,328      714     13,434       824     137,300     48,226      185,526
                            ---------    -----   --------     -----   ---------   --------    ---------
  Loans in process                 --       --         --        --          --         --           --
Unearned deferred loan fees        31       --         --        --          31         --           31
Allowance for loan losses        (615)      (4)       (67)       (4)       (690)        --         (690)
Premiums on purchased
 loans                             --       --         --         6           6         --            6
                            ---------    -----   --------     -----   ---------   --------    ---------
  Loans receivable and
  mortgage-backed
   securities, net          $ 121,744    $ 710   $ 13,367     $ 826   $ 136,647   $ 48,226    $ 184,873
                            =========    =====   ========     =====   =========   ========    =========


     The following table sets forth at June 30, 1998, the dollar amount of all loans and mortgage-backed securities due after June 30, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                                               Due after
                                                             June 30, 1999
                                               --------------------------------------
                                               Fixed          Adjustable        Total
                                               -----          ----------        -----
                                                            (in thousands)
Mortgage loans:
  One-to four-family                         $ 7,632          $ 114,655       $122,287
  Multi-family                                    --                714            714
  Commercial real estate                       7,376              6,058         13,434
Other loans                                        9                396            405
                                             -------          ---------       --------
  Total loans receivable                      15,017            121,823        136,840

Mortgage-backed securities                       696             47,530         48,226
  Total loans receivable and                 -------          ---------       --------
   mortgage-backed securities                $15,713          $ 169,353       $185,066
                                             =======          =========       ========

                                                        6

Purchased Loans. Due to low loan demand in its primary market area, the Association has historically purchased a significant amount of mortgage loans, substantially all of which have been ARM loans, including one- to four-family, commercial real estate and multi-family. The Association purchases both whole mortgage loans, and to a lesser extent, participation interests of less than 100 percent from selected mortgage banking companies and financial institutions. At June 30, 1998, purchased mortgage loans totalled $120.6 million, or 87.8%, of the gross loan portfolio. Approximately $119.1 million or 98% of the loans purchased by the Association are from thrift institutions located in Fulton and Columbia, Missouri and a mortgage banking company located in Columbia, Boone County, Missouri. The Association has done business with these institutions for over ten years. Substantially all of the purchased loans are first mortgage loans and are secured by one- to four-family residential properties consisting of single family homes. The Association has occasionally purchased commercial real estate loans. The Association does not issue forward commitments to purchase loans.

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

     One- to Four-Family Mortgage Lending.   The Association's primary lending
activity is the purchase and origination of first mortgage loans secured by one- to four-family residences. Typically, such residences are single-family homes that serve as the primary residence of the owner. The Association generally purchases and originates one- to four-family residential mortgage loans in amounts up to 95% of the lesser of the appraised value or selling price of the mortgaged property. Loans purchased or originated in amounts over 80% of the lesser of the appraised value or selling price of the mortgaged property, other than loans to facilitate the sale of real estate acquired through foreclosure, must be owner-occupied and private mortgage insurance must be provided by the borrower on the amount in excess of 80%.
The Association had 46 one- to four-family loans with principal balances that exceeded $250,000 to one borrower at June 30, 1998. The largest of such loans had an outstanding balance of $2.5 million. All such loans are current.

     At June 30, 1998, the purchased one- to four-family loans were being serviced by approximately 14 companies. Substantially all of these loans are being serviced by two servicers who service approximately $115.8 million or approximately 96% of Macon's purchased loans. Servicers generally receive a fee of 25 to 38 basis points on all loans serviced. The Association has experienced low levels of delinquencies and losses from its purchased one- to four-family mortgage loans. At June 30, 1998, loans totalling $924,000, or
 .67% of the Association's portfolio were 90 days or more delinquent.

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

     At June 30, 1998, 89.1% of total loans consisted of one- to four-family residential loans. Borrower demand for ARMs versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and loan fees for ARMs. The relative amount of fixed-rate mortgage loans and ARMs that can be originated at any time is largely determined by the demand for each in a competitive environment. The Association currently offers ARM loans, which adjust annually. The Association's ARM loans may carry an initial interest rate which is slightly less than the fully-indexed rate for the loan. The initial discounted rate is determined by the Association in accordance with market and competitive factors. The ARM loans currently being purchased and originated by the Association adjust by a maximum of 1% to 2% per adjustment and have a lifetime cap of 4% to 6% over the initial interest rate. ARM loans are originated for a term of up to 30 years.

      Commercial Real Estate/Multi-Family Lending. The Association also purchases and originates loans secured by commercial real estate and multi-family dwelling units (more than four units) primarily secured by apartments and professional office buildings. At June 30, 1998, $14.1 million of the Association's total loan portfolio was invested in loans, secured by commercial real estate and multi-family dwelling units, located primarily in
central Missouri.    Multi-family real estate loans are generally originated
at 80% or less of the appraised value of the property or selling price, whichever is less, and are generally originated on an adjustable rate basis for one to three year terms with the principal amortized on a basis of up to 25 years. The commercial real estate and multi-family ARM loans currently being purchased and originated by the Association adjust, by a maximum of 1% to 2%, per adjustment and have a lifetime cap of 4% to 6% over the initial interest rate.

     The Association originates permanent loans on commercial real estate up to 80% of the appraised value. These loans generally have repayment schedules based upon a 10 to 25 year constant payment amortization and are currently originated with an interest rate that floats and is indexed to the Eleventh District FHLB Cost of Funds. The Eleventh District FHLB Cost of Funds is a lagging index, which may cause the yield on loans indexed to it to adjust more slowly than the rest of the Association's interest-bearing liabilities, especially in a rapidly rising interest rate environment.

     Of primary concern in commercial real estate and multi-family lending is the feasibility and cash flow potential of the project and the borrower's creditworthiness. Loans secured by income properties are generally larger and involve greater risks than one- to four-family residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than one- to four-family real estate loans to adverse conditions in the real estate market or the economy.

     Consumer and Other Loans. The Association also offers consumer loans to existing customers in the form of share loans, home improvement loans and automobile loans. These loans totalled $.60 million or .44% of total loans receivable at June 30, 1998. Federal regulations permit savings associations to make secured and unsecured loans up to 35% of an institution's assets. In addition, a savings association has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, and loans secured by savings accounts.

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

     Under state and federal regulations, savings associations are permitted to make secured or unsecured loans for commercial, corporate, business or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable and cash equivalents. The aggregate amount of such loans outstanding may not exceed 15% of such institution's assets. The Association does not make unsecured commercial loans unless they are U.S. government insured.

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

     Mortgage-Backed Securities. The Company also invests in mortgage-backed and related securities. At June 30, 1998, net mortgage-backed and related securities aggregated $48.2 million, or 23.73% of total assets of which $47.5 million were adjustable-rate and $.7 million were fixed-rate. All securities in the mortgage-backed and related securities portfolio at June 30, 1998, were insured or guaranteed by either the FNMA, GNMA or the FHLMC. All of the mortgage-backed and related securities in the portfolio have coupon rates as of June 30, 1998 ranging from 6.01% to 9.01% with a weighted average yield of 6.43% at June 30, 1998. At June 30, 1997, mortgage-backed securities totalled $69.0 million or 29.37% of total assets.

     Mortgage related securities at June 30, 1998, consisted of Real Estate Mortgage Investment Conduits ("REMICs"). REMICs are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. At June 30, 1998, the Association owned REMICs with an amortized cost of $33.3 million and a market value of $34.5 million and a weighted average yield of 7.11%. The

REMICs that the Association owned at June 30, 1998 are long-term with an average estimated life of ten to fourteen years and range in original principal amount from $.5 million to $5.3 million. Management considers REMIC investments to be advantageous since they offer yields above those available for investments of comparable credit quality and duration and qualify as thrift investments under the QTL Test. Under OTS guidelines, certain REMICs are considered high risk because principal payments are distributed on a lower priority basis to these tranches (the support tranches) of the REMICs than the higher priority, planned amortization tranches. In addition, the actual terms to maturity of the support tranches may be more volatile than those of standard mortgage securities. The REMICs acquired by the Association are not interest only or principal only or residual interests. The Association has limited REMIC purchases to those that are adjustable rate and not classified as high risk under the Federal Financial Institutions Examination Counsel high-risk test. Therefore, the Association believes that the risk associated with the REMICs in its portfolio is significantly reduced.

Non-Performing and Problem Assets
---------------------------------

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

     The Association had $120.6 million in purchased loans and participations at June 30, 1998. The sellers retained servicing on substantially all of such purchased loans. The Association has no recourse against the seller on whole mortgage loans and loan participations purchased. The Association receives monthly reports from the loan servicers which it uses to closely monitor its purchased mortgage loan and loan participation portfolio. On purchased loans, the Association uses the servicer to commence foreclosure proceedings.

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

     As of June 30, 1998, the Association had total classified assets of $1,374,610 of which $671,690 were classified as substandard and $326,838 were classified as doubtful. Special mention assets totalled $376,795 at June 30, 1998.

Delinquent Loans.

At June 30, 1998, 1997 and 1996, delinquent loans in the Association's portfolio were as follows:

                       At June 30, 1998                At June 30, 1997
                -----------------------------  ------------------------------
                60-90 Days    90 Days or More   60-90 Days    90 Days or More
                ------------  ---------------  ------------   ---------------
                Num-   Bal-    Nem-    Bal-    Num-    Bal-    Num-     Bal-
                ber    ance    ber     ance    ber     ance    ber      ance
                of     of      of      of      of      of      of       of
                Loans  Loans   Loans   Loans   Loans   Loans   Loans    Loans
                -----  -----   -----   -----   -----   -----   -----    -----
                                  (Dollars in Thousands)
One- to four-
 family           13   $ 451     21    $ 924      8    $ 115     11     $ 577
Multi-family      --      --     --       --     --       --     --        --
Commercial real
 estate           --      --     --       --     --       --     --        --
                 ---   -----    ---    -----    ---    -----    ---     -----
Total mortgage
 loans            13   $ 451     21    $ 924      6    $ 115     11     $ 577
                 ===   =====    ===    =====    ===    =====    ===     =====
Delinquent loans
 to total gross
 loans                  0.33%           0.67%           0.09%            0.46%


                                          At June 30, 1996
                             ----------------------------------------
                                  60-90 Days         90 Days or More
                             -------------------    -----------------
                             Number    Principal    Number Principal
                              of       Balance         of   Balance
                             Loans     of Loans     Loans  of Loans
                             -----     --------     -----  --------

One- to four-family              6     $   122        13   $  663
Multi-family                    --          --        --       --
Commercial real estate          --          --        --       --
                              ----     -------      ----   ------
Total mortgage loans             6     $   122        13   $  663
                              ====     =======      ====   ======
Delinquent loans to
 total gross loans                        0.11%              0.62%


Non-Performing Assets. The following table sets forth information regarding delinquent loans and real estate owned by the Association at the dates indicated. At June 30, 1998, 1997 and 1996, the Association had no restructured loans within the meaning of FASB Statement 15.

                                               At June 30,
                                        ------------------------
                                         1998      1997    1996
                                         ----      ----    ----
                                         (Dollars in thousands)

Non-accrual mortgage loans              $ 924     $ 577   $  663
Non-accrual other loans                    --        --       --
                                        -----     -----    -----
Total non-performing loans                924       577      663
                                        -----     -----    -----
Total foreclosed real estate,
  net of related reserves                  --        --       23
                                        -----     -----    -----
Total non-performing assets (1)         $ 924     $ 577   $  686
                                        =====     =====   ======
Non-performing loans to total loans      0.67%     0.46%    0.62%
Total non-performing assets to total
  assets                                 0.45%     0.25%    0.34%

(1) All non-performing assets at June 30, 1998 were included in classified assets at that date.

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

The following table sets forth the Association's allowance for loan losses at the dates indicated:

                                              At or For the Year
                                   -----------------------------------------
                                                  Ended June 30,
                                   -----------------------------------------
                                    1998     1997     1996      1995    1994
                                    ----     ----     ----      ----    ----
                                             (Dollars in thousands)

Balance at beginning of period     $ 630    $ 535    $ 535     $ 425   $ 350
Provision for loan losses             60       95       --       115      75
Charge-offs                           --       --       --        (5)     --
Recoveries                            --       --       --        --      --
                                   -----    -----    -----     -----   -----
Balance at end of period           $ 690    $ 630    $ 535     $ 535   $ 425
                                   =====    =====    =====     =====   =====
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period       --       --       --        --      --

Ratio of allowance for loan losses
  to non-performing loans at
  end of period                    74.68%  109.19%   80.69%   126.16% 185.39%

Ratio of allowance for loan losses
  to total non-performing assets at
  the end of period                74.68%  109.19%   77.99%   126.16% 183.39%

 Ratio of allowance for loan losses
  to total loans receivable at
  the end of period                 0.50%    0.50%    0.50%     0.51%   0.46%

The following table sets forth the Association's general allowance for loan losses by type of loan at the dates indicated.

                                            At June 30,
                     --------------------------------------------------------
                           1998                1997               1996
                     ------------------  ------------------  ----------------
                               Percent-            Percent-          Percent-
                               age of              age of            age of
                               loans in            loans in          loans in
                               Category            Category          Category
                               to Total            to Total          to Total
                               Outstand-           Outstand-         Outstand-
                               ing                 ing               ing
                     Amount    Loans      Amount   Loans     Amount  Loans
                     ------    -----      ------   -----     ------  -----
                                      (Dollars in thousands)
General Allowances
 Allocated to:

Mortgage loans:
  One- to four-
   family            $ 615      89.10%    $ 570    90.48%    $ 485    90.65%
  Multi-family           4        .52         6      .95         7     1.31
  Commercial real
   estate               67       9.78        51     8.10        38     7.11

Other loans:
  Home improvement       3       0.44         1     0.16         2     0.37
  Loans on savings      --         --        --       --        --       --
  Consumer               1       0.16         2     0.31         3     0.56
                     -----     ------     -----   ------     -----   ------
Total general
 allowance           $ 690     100.00%    $ 630   100.00%    $ 535   100.00%
                     =====     ======     =====   ======     =====   ======

Investment Activities
The investment policy of the Association, which is established by the Board of Directors and implemented by the Asset/Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Association's lending activities. Investments generally are made with the intent to hold them to maturity. Savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements and loans on federal funds.
Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. At June 30, 1998, the Association had investment securities with a fair value of $62.8 million as shown in the following table.

INVESTMENT ACTIVITIES:

The following table sets forth certain information regarding the amortized cost and fair values of the Company's investment securities portfolio at the dates indicated.

                                          At June 30,
                  -----------------------------------------------------------
                        1998                  1997                 1996
                  ------------------  --------------------  -----------------
                  Amortized  Fair     Amortized  Fair       Amortized  Fair
                  Cost       Value    Cost       Value      Cost       Value
                  --------   -------  ---------  ---------  --------   ------
                                         (In thousands)
Interest-earning
 deposits:
  FHLB daily time $  2,523  $  2,523  $   3,265  $   3,265  $  4,100  $ 4,100
  FHLB demand
   deposit             483       483      1,184      1,184       672      672
  Passbook
   savings              48        48         35         35        39       39
                  --------  --------  ---------  ---------  --------  -------
Total interest-
 earning deposits    3,054     3,054      4,484      4,484     4,811    4,811

Investment securities:
  U.S. Government and
   federal agency
   obligations
   available-for-
   sale              9,745     9,770     26,971     27,039    12,471   12,437

FHLB Stock           3,134     3,134      5,652      5,652     4,256    4,256

Mortgage-backed
 securities
 available-for-
 sale               46,889    48,226     67,889     68,975    70,852   71,129
                  --------  --------  ---------  ---------  --------  -------
Total             $ 62,822  $ 64,184  $ 104,996  $ 106,150  $ 92,390  $92,633
                  ========  ========  =========  =========  ========  =======


The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's investment securities at June 30, 1998.


                                                     At June 30, 1998
             --------------------------------------------------------------------------------------------
                                   After One          After Five
                One Year            Through            Through            After         Total Investment
                or less            Five Years          10 Years          10 Years          Securities
             ------------------  ------------------ ------------------ ----------------- ----------------
                     Annualized          Annualized         Annualized        Annualized       Annualized
                     Weighted            Weighted           Weighted          Weighted          Weighted
             Fair    Average     Fair    Average    Fair    Average   Fair    Average   Fair    Average
             Value   Yield       Value   Yield      Value   Yield     Value   Yield     Value   Yield
             -----   -----       -----   -----      -----   -----     -----   -----     -----   -----
                                                  (Dollars in thousands)

U.S.
 Government
 obligations $6,015  6.085%      $  752  5.691%     $ --     --       $  --   --        $ 6,767  6.041%

FHLB
 Debentures      --     --        3,003  5.770        --     --          --   --          3,003  5.770%
             ------              ------             ----              -----             -------
Total        $6,015  6.085%      $3,755  5.754%     $ --     --       $  --   --        $ 9,770  5.958%
             ======  =====       ======  =====      ====    ===       =====  ===        =======  =====

                                                        17
</TABLE


AVERAGE BALANCE SHEET
The following table sets forth certain information relating to the Company's consolidated statement of financial condition at June 30, 1998, 1997 and 1996 and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  Average balances are derived from monthly balances.  The yields and costs include fees which are considered adjustments to yields.  Average balances include nonaccruing loans.

                                                     Year Ended June 30,
                  ---------------------------------------------------------------------------------------
                              1998                           1997                         1996
                  ---------------------------- ----------------------------  ----------------------------
                                       Average                      Average                       Average
                  Average              Yield/  Average              Yield/   Average              Yield/
                  Balance    Interest  Cost    Balance     Interest Cost     Balance   Interest   Cost
                  -------    --------  -----   -------     -------- -----    -------   --------   ----
                                                 (Dollars in thousands)
Assets:
 Interest-earning
  assets:
  Loans           $130,745   $9,619    7.36%    $113,387   $8,254   7.28%    $104,044   $7,322    7.04%
  Interest-earning
   deposits          6,044      331    5.48        4,000      197   4.93        6,340      270    4.26
  Investment
   securities and
   FHLB stock       18,157    1,118    6.16       27,142    1,860   6.85       16,615    1,040    6.26
  Mortgage-backed
   securities       61,182    4,210    6.88       69,330    4,729   6.82       69,328    4,768    6.88
  Total interest- --------   ------             --------   ------            --------   ------
   earning
   assets          216,128   15,278    7.07      213,859   15,040   7.03      196,327   13,400    6.83
Non-interest                 ------                        ------                       ------
 earning assets      2,366                         2,484                        2,127
                  --------                      --------                     --------
Total assets      $218,494                      $216,343                     $198,454
                  ========                      ========                     ========
Liabilities:
 Interest-bearing
  liabilities:
 Passbook
  accounts        $  6,059   $  183    3.02     $  6,815   $  170   2.49     $  7,506   $  244    3.25
 Certificates
  and money
  market           102,510    5,952    5.81       85,670    4,937   5.76       78,522    4,434    5.65
   FHLB Advances    79,922    4,553    5.70       94,327    5,329   5.65       81,025    4,911    6.06

                  --------   ------   -----     --------   ------  -----     --------   -------  -----
   Total Interest-
    bearing
    liabilities    188,491   10,688    5.67      186,812   10,436   5.59      167,053     9,589   5.74
   Non-interest              ------                        ------                       -------
    bearing
    liabilities      1,654                         1,896                        2,661
                  --------                      --------                     --------
Total
 liabilities       190,145                       188,708                      169,714
Stockholders'
 equity             28,349                        27,635                       28,740
                  --------                      --------                     --------
Total liabili-
 ties and
 Stockholders'
 Equity           $218,494                      $216,343                     $198,454
                  ========                      ========                     ========
Net interest
 income/interest
 rate spread (1)             $4,590    1.40%               $4,604   1.44%               $ 3,811   1.09%
                             ======    ====                ======   ====                =======   ====
Net interest
 margin/net
 earning assets(2)                    2.12%                        2.15%                         1.94%
                                      ====                         ====                          ====

Ratio of interest-
 earning assets
 to interest-bearing
 liabilities        114.66%                       114.48%                      117.52%
                  ========                      ========                     ========

1)  Interest rate spread represents the difference between the average on interest-earning assets and the average cost of interest-bearing liabilities.
2)  Net interest margin represents net income before the provision for loan losses divided by average interest-earning assets.

                                                        18

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

The following table presents the deposit activity of the Association for the periods indicated.

                                                Year Ended June 30,
                                     --------------------------------------
                                       1998       1997      1996      1995
                                       ----       ----      ----      ----
                                                  (In thousands)

Deposits . . . . . . . . . . . . .   $23,216    $24,207   $ 9,691   $ 9,915
Withdrawals. . . . . . . . . . . .    13,153     12,245    11,057    15,677
                                     -------    -------   -------   -------
Withdrawals in excess of
  deposits . . . . . . . . . . . .    10,063     11,962    (1,366)   (5,762)
Interest credited on deposits  . .     4,088      3,281     2,920     2,544
                                     -------    -------   -------   -------
Total increase
 (decrease) in deposits . . . . .    $14,151    $15,243   $ 1,554   $(3,218)
                                     =======    =======   =======   =======

     At June 30, 1998, the Association had deposit accounts in the amounts of $100,000 or more maturing as follows (in thousands):

One month through three months . .   $ 2,145
Three through six months . . . . .     3,708
Six through 12 months. . . . . . .     7,911
Over 12 months . . . . . . . . . .     5,001
                                     -------
  Total. . . . . . . . . . . . . .   $18,265
                                     =======


The following table sets forth the distribution of the Association's deposit accounts based on original maturity at the dates indicated and the weighted average interest rates on each  category of deposits presented.  Management does not believe that the use of period end balances instead of average daily balance resulted in any difference in the information presented.

                                                           At June 30,
                     ------------------------------------------------------------------------------------
                                1998                           1997                      1996
                     ----------------------------  ---------------------------- -------------------------
                                         Weighted                      Weighted                  Weighted
                               Percent   Average             Percent   Average          Percent  Average
                               of Total  Nominal             of Total  Nominal          of Total Nominal
                     Amount    Deposits  Rate      Amount    Deposits  Rate     Amount  Deposits  Rate
                     ------    --------  ----      ------    --------  ----     ------  --------  ----
                                                   (Dollars in thousands)


Passbook accounts    $  5,975    5.18%   3.00%     $  6,299    6.18%   3.00%   $ 7,575    8.74%  3.00%
                     --------  ------              --------  ------            -------   -----
Certificate accounts:
  Within one year      82,784   71.78    5.79        70,030   68.69    5.79     47,923   55.26   5.53

  One year to three
   years               19,051   16.52    5.84        18,133   17.78    5.87     22,056   25.43   5.89

  Over three years      1,415    1.23    5.80         1,449    1.42    5.79      3,233    3.73   6.21

  Individual retirement
   accounts             6,105    5.29    5.84         6,048    5.93    5.80      5,929    6.84   5.93
                     --------  ------              --------  ------            -------  ------
    Total
     Certificates     109,355   94.82                95,660   93.82              79,141   91.26
                     --------  ------              --------  ------             -------  ------
Total deposits       $115,330  100.00%             $101,959  100.00%            $86,716  100.00%
                     ========  ======              ========  ======             =======  ======

                                                        20

The following table presents, by various rate categories, the amount of certificate accounts outstanding at June 30, 1998, 1997 and 1996 and the periods to maturity of the certificate accounts at June 30, 1998.

                                                                  Period to Maturity from
                                 At June 30,                            June 30, 1998
                     --------------------------------     ------------------------------------------
                                                          Within      Two to
                         1998        1997       1996      One Year    Three Years  Thereafter  Total
                         ----        ----       ----      --------    -----------  ----------  -----
                                                       (in thousands)

Certificate accounts:

 3.00% to 3.99%      $      --    $     --    $      2    $     --    $     --    $    --    $      --

 4.00% to 4.99%             18       1,277       5,363          18          --         --           18

 5.00% to 5.99%         99,672      59,634      51,732      79,184      18,937      1,551       99,672

 6.00% to 6.99%          8,356      33,383      20,303       7,174       1,182         --        8,356

 7.00% to 7.99%          1,308       1,365       1,730          --       1,308         --        1,308

 8.00% to 8.99%              1           1          11          --           1         --            1
                     ---------    --------    --------    --------    --------    -------    ---------
  Total              $ 109,355    $ 95,660    $ 79,141    $ 86,376    $ 21,428    $ 1,551    $ 109,355
                     =========    ========    ========    ========    ========    =======    =========

                                                        21

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

Subsidiary Activities

     MBL Financial Services. The Association has one wholly-owned subsidiary, MBL Financial Services ("MBL") which was formed to offer various financial services to its customers. MBL is engaged in offering credit life insurance, discount brokerage services, mutual funds, unit investment trusts, and other related securities. At June 30, 1998, MBL had total assets of $5,367.

Competition

     The Association faces strong competition. The Association's competition for loans comes principally from savings and loan associations, mortgage banking companies, and commercial banks. Its most direct competition for deposits has historically come from commercial banks and credit unions. The Association faces additional competition for deposits from short-term money market funds and other corporate and government securities funds. The Association also faces increased competition from other financial institutions such as brokerage firms. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

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

Personnel

     As of June 30, 1998, the Association had 12 full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit, and the Association considers its relationship with its employees to be excellent.


Rate/Volume Analysis

     The following table presents the extent of which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Association's interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change (the sum of the prior columns).  The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and changes due to rate.

                   Year ended June 30, 1997      Year ended June 30, 1996   Year ended June 30, 1995
                         Compared to                   Compared to                Compared to
                   Year ended June 30, 1998      Year ended June 30, 1997   Year ended June 30, 1996
                      Increase (Decrease)          Increase (Decrease)         Increase (Decrease)
                    ----------------------        ---------------------      ----------------------
                            Due to                       Due to                      Due to
                    ----------------------        ---------------------      ----------------------
                    Volume   Rate      Net        Volume   Rate     Net      Volume   Rate      Net
                    ------   ----      ---        ------   ----     ---      ------   ----      ---
                                                       (In thousands)
Interest-earning
 assets:

Loans, net          $1,273   $   92    $1,365     $  675   $ 257    $  932   $  149   $  134    $  283
Mortgage-backed
 securities           (560)      41      (519)        --     (39)      (39)   1,768     (170)    1,598
Interest-earning
 deposits              110       24       134       (110)     37       (73)     176        9       185
Investment
 securities           (568)    (174)     (742)       714     106       820      (44)     188       144
                    ------   ------    ------     ------   -----    ------   ------   ------    ------
  Total interest-
   earning
   assets           $  255   $  (17)   $  238     $1,279   $ 361    $1,640   $2,049   $  161    $2,210
                    ======   ======    ======     ======   =====    ======   ======   ======    ======
Interest-bearing
 liabilities:

    Deposits        $  952   $   76    $1,028     $  359   $  70    $  429   $  (36)  $  639    $  603
    FHLB Advances     (823)      47      (776)       766    (348)      418    1,849      (83)    1,766
                    ------   ------    ------     ------   -----    ------   ------   ------    ------
  Total interest-
   bearing
   liabilities      $  129   $  123    $  252     $1,125   $(278)   $  847   $1,813   $  556    $2,369
                    ======   ======    ======     ======   =====    ======   ======   ======    ======
Net change in
 interest income    $  126   $ (140)   $  (14)    $  154   $ 639    $  793   $  236   $ (395)   $ (159)
                    ======   ======    ======     ======   =====    ======   ======   ======    ======

                                                        23

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

General

     The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Association and its operations.

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner. The Association, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Des Moines. The Association is in compliance with this requirement with an investment in FHLB-Des Moines stock of $3.1 million at June 30, 1998. Among other benefits, the FHLB-Des Moines provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Association Insurance Fund ("BIF") and the SAIF. As insurer of the Association's deposits, the FDIC has examination, supervisory and enforcement authority over the Association.

     The Association's accounts are insured by the SAIF to the maximum extent permitted by law. The Association pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses, to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

     Pursuant to the Deposit Insurance Funds Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Association, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1955. In addition, since January 1, 1997, SAIF members are charged an assessment of .065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation (FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately
 .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Association.

     The FDIC may terminate the deposit insurance of any insured depository institution it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Association.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. At June 30, 1998, the Association's liquidity ratio was 6.23%.

     Prompt Corrective Action. Under the FDIC, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier 1 risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized";
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier 1 risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% in certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier 1 risk- based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

     A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity.
(The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

     An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

     At June 30, 1998, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensations, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either convert to a national bank charter or be subject to the following restrictions on its operations: (i) the Association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the Association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the Association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the Association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

     Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination:
100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1998, the Association was in compliance with the QTL test.

     Capital Requirements. Under OTS regulations, a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries", which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and non-includable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     Savings associations also must maintain "tangible capital" not less than 1.5% of adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

     Savings associations must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt; (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family loans) are assigned to a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheets assets and included as risk-weighted.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal: interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outdoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the Association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the Association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

     For information regarding the Association's capital levels as of June 30, 1998, see Note 11 Regulatory Matters in the Annual Report, Page 30.

     Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Association to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

     A Tier 1 savings association has capital in excess of its capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half of its surplus capital ratio (i.e., the amount of capital in excess of its requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the Association is to meeting its capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier

3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

     The Association currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1998, the Association's regulatory limit on loans to one borrower was $4.1 million.

     Activities of Associations and Their Subsidiaries. A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and may establish service corporation subsidiaries to engage in certain preapproved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the Association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

     The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the Association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or by order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

     Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Association to an affiliate must be secured by collateral in accordance with Section 23A.


     Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B.

Exemptions from Section 23A or 23B may be granted only by the Federal Reserve, as is currently the case with respect to all FDIC-insured banks.

     The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Assoication's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

     Community Reinvestment Act. Savings association are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a savings association, to assess the saving association's record in meeting the credit needs of the community serviced by the savings association, including low and moderate income neighborhoods. The regulatory agency's assessment of the savings association's record is made available to the public. Further, such assessment is required of any savings association which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

Savings and Loan Holding Company Regulations

     Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     Holding Company Activities. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

     Qualified Thrift Lender Test. The HOLA provides that any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings

Associations -- Qualified Thrift Lender Test", must, within one year after the date on which the Association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                 TAXATION

Federal Taxation

     General. The Company and the Association report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company.

     Bad Debt Reserve. Historically, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans", which are generally loans secured by a certain interest in real property, were computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount or any permitted additions to the non-qualifying reserve. Due to the Association's loss experience, the Association generally recognized a bad debt deduction equal to 8% of taxable income.

     The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the percentage of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). For taxable years beginning after December 31, 1995, the Association's bad debt deduction must be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Association is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allowed an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured tax year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserve in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Association makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Association's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a "nondividend distribution", then approximately one and one-half times the Excess

Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" and for limits on the payment of dividends by the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Audits. The Association's federal income tax returns have been audited through the tax year ended September 30, 1994 without material adjustment.

State Taxation

     Missouri Taxation. Missouri-based thrift institutions, such as the Association, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Association and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Association is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision, except taxes on tangible personal property owned by the Association and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular corporate income tax.

     Delaware. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2.   Properties.
---------------------

     The Company is located and conducts its business at the Association's office in Macon, located at 101 Vine Street in Macon, Missouri. The Association also has a branch office at 801 North Morley in Moberly, Missouri. See Note 6 to the "Notes to Consolidated Financial Statements" for the net book value of the Association's premises and equipment in the Annual Report to Stockholders. Both offices are owned by the Company.

Item 3.   Legal Proceedings.
----------------------------

     Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     None applicable.

Executive Officers of the Registrant.

                                                  Position Held With The
          Name                   Age (1)                Association
          ----                   -------                -----------

Clyde D. Smith . . . . . . .      38              Vice President, Chief
                                                  Financial Officer and
                                                  Secretary
Tom Robison. . . . . . . . .      51              Vice President Mortgage
                                                  Operations
Sarah Hartung. . . . . . . .      40              Vice President and Savings
                                                  Supervisor
Melinda Masten . . . . . . .      39              Treasurer

------------
(1) At June 30, 1998

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
-----------------------------------------------------------------------
          Matters.
          --------

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Corporate Information" in the Registrant's 1998 Annual Report to Stockholders on page 37 and is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations.
          ----------------------

     The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Stockholders on pages 2 through 7 and is incorporated herein by reference.

Item 7.   Financial Statements
------------------------------

     The Consolidated Financial Statements of MBLA Financial Corporation and its subsidiaries, together with the report thereon by Lockridge, Constant & Conrad, LLC appear in the Registrant's 1998 Annual Report to Stockholders on pages 12 through 35 and are incorporated herein by reference.

Item 8.   Change in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

     None.

                                  PART III

Item 9.   Directors and Executive Officers of the Registrant and Control
------------------------------------------------------------------------
          Persons; Compliance with Section 16(a) of the Exchange Act
          ----------------------------------------------------------

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 27, 1998, at page 4. Information concerning Executive Officers who are not directors is contained in Part I of this report pursuant to paragraph (b) of
Item 401 of Regulation S-K in reliance on Instruction G. For information relating to compliance with Section 16(a) of the Exchange Act, the information in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 27, 1998, at page 8, is incorporated herein by reference.

Item 10.   Executive Compensation.
----------------------------------

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 27, 1998 at page 7.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 27, 1998 at page 3.

Item 12.   Certain Relationships and Related Transactions.
----------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on October 27, 1998 at page 9.

Item 13.   Exhibits and Reports on Form 8-K.
--------------------------------------------

Financial Statements

    (a)  The following documents are filed as a part of this report:

    (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1998 Annual Report to Stockholders.

                                                                      PAGE
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .  AR-37
Consolidated Statements of Financial Condition
as of June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . .  AR-12
Consolidated Statements of Income for each of the
Years in the Three-Year Period Ended June 30, 1998 . . . . . . . . .  AR-13
Consolidated Statements of Stockholders' Equity for
each of the Years in the Three-Year Period
Ended June 30, 1998. . . . . . . . . . . . . . . . . . . . . . . . .  AR-14
Consolidated Statements of Cash Flows for each of the Years
in the Three-Year Period Ended June 30, 1998 . . . . . . . . . . . .  AR-15
Notes to Consolidated Financial Statements . . . . . . . . . . . . .  AR-17

     The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

    (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto:

Exhibits
--------

     (a)  The following exhibits are filed as part of this report:
10.6 Form of Employment Agreement between MBLA Financial Corporation, Macon Building and Loan Association Executive. (Filed as an exhibit to the Form 10-K for fiscal year ending June 30, 1993. Filed with the Securities and Exchange Commission on September 24, 1993 and is herein incorporated by reference.)
11.0      Computations of earnings per share (filed herewith)
13.0      1998 Annual Report to Stockholders
21.0      Proxy Statement for 1998 Annual Meeting
22.0 Subsidiary information is incorporated herein by reference to "Part I -- Subsidiaries"
24.0      Consent of Lockridge, Constant and Conrad (filed herewith)

Reports on Form 8-K
-------------------

No reports on form 8-K have been filed during the last quarter of the fiscal year covered by this report.

                            SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MBLA FINANCIAL CORPORATION

                                  By:  /s/  John T. Neer
                                       -------------------------------------
                                       John T. Neer
DATED:  September 15, 1998             President, Chief Executive Officer and
                                       Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                  Title                      Date

/s/ John T. Neer               President, Chief Executive  September 15, 1998
----------------------------   Officer and Director
    John T. Neer

/s/ Charles L. Hutton          Chairman of the             September 15, 1998
----------------------------   Board of Directors
    Charles L. Hutton

/s/ Carl B. Barrows            Vice Chairman of the        September 15, 1998
----------------------------   Board of Directors
    Carl B. Barrows

/s/ Truman L. Gehringer        Vice President and          September 15, 1998
----------------------------   Director
    Truman L. Gehringer

/s/ Richard C. Miller, Jr.     Director                    September 15, 1998
----------------------------
    Richard C. Miller, Jr.

/s/ Arnold L. Walter           Director                    September 15, 1998
----------------------------
    Arnold L. Walter

/s/ Robert M. Wilhite          Director                    September 15, 1998
----------------------------
    Robert M. Wilhite

/s/ Melinda Masten             Principal Accounting        September 15, 1998
----------------------------   Officer
    Melinda Masten

/s/ Clyde D. Smith             Principal Financial         September 15, 1998
----------------------------
    Clyde D. Smith

                                Exhibit 11.0
                     Computation of Earnings Per Share

Exhibit 11.0    Computation of Earnings Per Share
-------------------------------------------------

     Basic and diluted earnings per share were determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding.

     Stock options are regarded as common stock equivalents and are considered in diluted earnings per share calculations. Common stock equivalents are computed using the treasury stock method.

     Earnings per share were determined as follows for the year ended June 30, 1998:

                                    Income          Shares      Per Share
                                  (Numerator)    (Denominator)   Amount
                                  -----------    -------------   ------
Basic EPS
 Net Income                        $1,884,000     $1,240,977     $1.52

Effect of Dilutive Securities
 Stock Options                             --         65,181        --
                                   ----------     ----------     -----
Diluted EPS
 Net Income +
 Assumed Conversions               $1,884,000     $1,306,158     $1.44
                                   ==========     ==========     =====

                               Exhibit 13.0
                     1998 Annual Report to Stockholders

                    MBLA Financial Corporation





                    SIXTH ANNUAL REPORT
                    MBLA
                                             '98

                             TABLE OF CONTENTS


President's Message. . . . . . . . . . . . . . . . . . . . . . .       1

Management's Discussion and Analysis of
Financial Condition and Results of Operations. . . . . . . . . .       2

Consolidated Financial Statements. . . . . . . . . . . . . . . .       9

Notes to Consolidated Financial Statements . . . . . . . . . . .      17

Independent Auditors' Report . . . . . . . . . . . . . . . . . .      37

Corporate Information. . . . . . . . . . . . . . . . . . . . . .      38

PRESIDENT'S MESSAGE TO OUR STOCKHOLDERS:

                        MBLA Financial Corporation
 is pleased to announce another consecutive year of outstanding earnings.

     Macon Building and Loan Association, F.A. officially became a subsidiary of MBLA Financial Corporation when the Association converted to stock form on June 24, 1993. The Conversion to a stock form of organization occurred after 108 years of operation as a mutual state-chartered savings and loan association.

     We wish to thank our officers and employees for their hard work and dedication during this past year, for our profitable year and our "Outstanding" rating as one of the highest capitalized savings and loans in the nation.1

     Earnings for the year ended June 30, 1998, were $1,884,000 or $1.44 per share. This was an increase of 38% over the previous fiscal year. Our return on assets for the year ended June 30, 1998 was .86% and our return on equity was 6.64%.

     Our total assets as of June 30, 1998 were $203.2 million with loans receivable of $136.6 million (an increase of $10.2 million) and deposits of $115.3 million. Our stockholders' equity was $27.8 million or 13.70% of total assets. The Association had regulatory capital ratios of tangible and core capital to assets of 13.2% and risk-based capital of 32.1%. Our capital percentages are among the highest of all banks and savings and loans in the nation.1

     The Company's stock price closed at $24.75 at year end, which is 147% over the initial offering price on June 24, 1993. In addition, the Company paid its stockholders $ .50 per share in dividends during fiscal 1998. The Company's book value at June 30, 1998 was $22.32 per share, an increase of $.34 per share. During 1998 the Company repurchased 78,491 shares of its Common Stock for $2.048 million or an average of $26.09 per share.

     At June 30, 1998, non-performing assets were $924,000, an increase of $347,000 from June 30, 1997. Loan loss reserves at June 30, 1998 were $690,000 or 74.68% of non-performing loans.

     We continue to look at ways to enhance shareholder value by increasing profitability. We were pleased with our results in 1998 and we look forward to a profitable year in 1999.

Sincerely,

/s/ John T.  Neer

John T. Neer
President and Chief Executive Officer

1. Source -- Sheshunoff Corp.

MANAGEMENT'S DISCUSSION
and Analysis of Financial Condition and
Results of Operation

General
-------

MBLA Financial Corporation ("Company") is the savings and loan holding company for Macon Building and Loan Association, F.A. (the "Association" or "Macon"). Apart from the operations of the Association, the Company did not engage in any significant operations during the year ended June 30, 1998.

The business of the Association consists principally of attracting deposits from the general public and using such deposits to purchase and originate mortgage loans secured by one- to four-family residences. The servicing rights on substantially all loans purchased by the Association are retained by the sellers. In addition, the Association in vests in U.S. government and federal agency securities and mortgage-backed and related securities, interest-earning deposits and commercial and multi-family real estate loans and consumer loans. The Association's profitability depends primarily on its net interest income which is the difference between the income it receives on its loans and in vestment portfolio and its cost of funds, which consists of interest paid on deposits and other borrowed funds. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. To a lesser extent, the Association's profitability is also affected by the level of other income and non-interest expenses. Other income has not been significant. Other expenses consists of compensation and benefits, occupancy related expenses, deposit insurance premiums, losses on the sale of real estate acquired through foreclosure and other operating expenses.

The Association's loan portfolio has increased to $136.6 million at June 30, 1998 from $126.4 million at June 30, 1997. The Association decreased its investment in mortgage-backed and other investment securities in fiscal years 1998. While management cannot predict the duration of the increase in loan demand, the Association will pursue other possible investment alternatives to help diversify its portfolio while raising appropriate funds for these purposes.

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

The economy of Boone County depends primarily on the service and government industries. The education industry also plays an important role in the economy of Boone County as three colleges and universities are located there.

The population of Macon and Randolph Counties declined between 1980 and 1994 and this trend is assumed to now be stabilized. In contrast, the population of Boone County has grown faster than the
                                       2
PAGE
state and national growth rates during the last thirteen years, and the population of Boone County is expected to continue to grow. Boone County's per capita income in 1996 was higher than the income levels for Macon and Randolph Counties, but was still lower than the state and national per capita income levels.

The Association continues to maintain a high level of asset quality and has remained profitable notwithstanding the decline in the local economy and traditional low demand for mortgage loans in its market area.

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

The Board of Directors has appointed an Asset/Liability Committee comprised of the President and the entire Board of Directors. It is the responsibility of this committee to manage the interest rate sensitivity of the Association's balance sheet in order to minimize large fluctuations in the net income of the Association. The Association utilizes adjustable rate mortgages ("ARMs") to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. The committee is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's directive that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 87.78% of Macon's mortgage loan portfolio as of June 30, 1998, consisted of ARMs, including ARMs secured by commercial real estate.

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

The balance sheet structure poses a challenge of interest rate risk to the management. The Association's one year GAP at June 30, 1998, was a negative 5.26% or $10.7 million.

The Association's one year GAP is reflected in the following table:

                Maturities
                  within
                 One Year
                 --------

Assets:      $ 129,624,000
Liabilities:   140,352,000
             -------------
GAP:         $ -10,728,000
             -------------

A negative one year GAP is defined to be the excess of interest-bearing liabilities over interest-earning assets that mature or reprice in one year. Generally, during a period of rising interest rates, a negative gap within a given period of time would adversely affect net interest income, while a positive gap within a given period of time would result in an increase in net interest income; during a period of falling interest rates, a negative gap within a given period of time would result in an increase in net interest income while a positive gap within a given period of time would have the opposite effect. Many factors affect the one-year GAP position which are beyond the control of the Association such as regulatory policy changes and customer reactions to interest rate changes. However, Macon believes that its asset/liability management enables it, in part, to avoid large swings in the profitability of the Association.

Effect of Inflation and Changing Prices

The Financial Statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of Macon is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does inflation. Interest rates do not necessarily move the same direction or to the same extent as the price of goods and services. However, long-term mortgage rates, which are influenced by inflationary expectations, have a significant impact on the types of loans originated. For example, ARMs are more acceptable to the borrowing public during times of higher interest rates and are originated to be retained for the loan portfolio by Macon. In the current interest rate environment, liquidity and the maturity structure of Macon's assets and liabilities are critical to the maintenance of acceptable performance levels.

Liquidity and Capital Resources

The Association's principal sources of funds are proceeds from maturities of investment securities, principal payments received on mortgage-backed and related securities, loan repayments and deposits.

The primary investing activities of the Association are originating and purchasing loans and purchasing investments and mortgage-backed securities. Proceeds from maturities of investment securities and principal payments received on mortgage-backed and related securities provided $32.1 million of liquidity for the year ended June 30, 1998. New loan closing exceeded originations by $19.4 million.

The Association's most significant financing activities are deposit accounts, FHLB borrowings, taxes and insurance on behalf of borrowers, and the payment of dividends. During the year ended June 30, 1998, the Association repaid $44.2 million of FHLB advances while the net increase in deposits and escrow balances was $13.3 million.

Federal regulations require the Association to maintain minimum levels of liquid assets (i.e., cash and eligible investments). The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of the average daily balance of its net withdrawable savings deposits and short-term borrowings. The Association attempts to maintain levels of liquidity at levels in excess of those required by regulation. Maintaining levels of liquidity acts, in part, to reduce the Association's balance sheet exposure to interest rate risk. At June 30, 1998, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings) was 5.59%.

The Association must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. At June 30, 1998, the Association had outstanding commitments to originate loans of $9.5 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totalled $86.4 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with the Association. In addition, management of the Association believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the Association, the Association would be able to utilize FHLB advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

Management believes its ability to generate funds internally will satisfy its liquidity requirements. If the Association requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding advances as collateral to secure the amounts borrowed. At June 30, 1998, the Association had approximately $71.6 million available to it under the above-mentioned borrowing arrangement. At June 30, 1998, the Association had $58.6 in advances from the FHLB.

The Association is required to maintain specific amounts of capital pursuant to OTS regulations on minimal capital standards. As of June 30, 1998, the Association complied with all regulatory capital requirements as of that date with tangible and risk-based capital ratios of 13.2% and 31.2% respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements."

Comparison of Operating Results for the Years Ended June 30, 1998 and 1997

Net Income. Net income for fiscal 1998 increased $443,000 from fiscal 1997. The increase in net income primarily resulted from an increase in mortgage lending activity and was offset somewhat from a decrease in mortgage-backed and related securities activity and a decrease in SAIF deposit insurance premiums. Interest rates remained stabilized on interest-earning assets and interest-bearing liabilities during the period.

Interest Income. Interest income increased $238,000 for fiscal year 1998 due primarily to increased mortgage loan activity. The higher balance of loans outstanding during fiscal 1998 reflects an increase in deposit growth, improved local loan demand and a continued volume of purchased loans. Total loans originated and purchased during fiscal 1998 increased loans outstanding by $10.1 million. During this period, the Association reduced its mortgage-backed securities portfolio by $20.7 million.

Interest Expense: Interest expense for fiscal 1998 was $10.7 million as compared to $10.4 million for fiscal 1997. The increase in interest expense was primarily due to the increase in deposits and off-set by the decrease in Federal Home Loan Bank advances. The average cost of deposits increased from 5.52% for fiscal 1997 to 5.65% for fiscal 1998. Due to current interest rates, customers continue to move funds into shorter term certificates of deposit.

Net Interest Income. Net interest income for fiscal 1998 remained relatively at the same level as fiscal year 1997.

Although the Association's mortgage loan activity increased during fiscal 1998, net interest income decreased due to a decrease in mortgage-backed and related securities.

Provisions for Loan Losses. During fiscal 1998, the Association decreased its provision for loan losses to $60,000 from $95,000 in fiscal 1997. The loan loss allowance was at $690,000 at June 30, 1998. The Association has historically experienced low losses. However, no assurances can be given as to future loss levels. The Association's policy requires that a loan loss provision be equal to 1/2 of 1% of outstanding mortgage loans.

Other Income. Other income for fiscal 1998 totalled $44,000 as compared to $10,000 for fiscal 1997. Other income is not considered a significant part of the total income of the Association.

Other Expense. Other expenses during fiscal 1998 were $1.6 million as compared to $2.1 million for fiscal 1997. The decrease of approximately $480,000 was due to the decrease in the SAIF deposit insurance of accounts premium offset by a slight increase in compensation and benefits.

Income Taxes. The provision for federal and state income taxes increased $93,000 to $1.1 million in fiscal 1998 from $1.0 million in fiscal 1997. The effective tax rate was 36.4% in fiscal 1998 as compared to 40.6% in fiscal 1997.

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

Interest Income.   Interest income increased $1.64 million  or 12.2%, to
$15.04 million for fiscal 1997 from $13.40 million for fiscal 1996.   This
increase resulted from an increase in the interest on mortgage loans, investment and related securities. Interest on loans in- creased by $932,000 or 12.73% to $8.3 million in fiscal 1997. The higher balance of loans outstanding during fiscal 1997 reflects an increase in refinancing of purchased mortgage loans and a continued volume of purchased loans. Total mortgage loans originated and purchased during fiscal 1997 were $33.5 million compared to $17.5 million in fiscal 1996. Management believes that this trend of increased mortgage lending activity for the Association's portfolio will continue based on continued higher loan activity and the Association's desire to originate adjustable rate mortgages. During this period, the Association continued investing in mortgage-backed and other related securities in order to obtain higher interest rates than what were provided by short-term liquid investments.

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

Provision for Loan Losses. During fiscal 1997, the Association made a $95,000 additional provision for loan losses. The loan loss allowance was at $630,000 at June 30, 1997. The Association historically experienced low loan losses. No answers, however, can be given as to future loss levels. However, the Association's policy requires that a loan loss provision be equal to 1/2 of 1% of outstanding mortgage loans.

Other Income. Other income for fiscal 1997 totalled $10,000 as compared to $21,000 for fiscal 1996. Other income is not considered a significant part of the total income of the Association.

Other Expenses.   Other expenses during fiscal 1997 were $2.09 million as
compared to $1.54 million for fiscal 1996. The increase of approximately $550,000 in fiscal 1997 reflects an increase due to a one-time SAIF insurance assessment of $558,000.

Income Taxes. The provision for federal and state income taxes increased $88,000 to $986,000 in fiscal 1997 from $898,000 in fiscal 1996, primarily as a result of lower earnings. The effective tax rate was 40.6% in fiscal 1997 as compared to 39% in fiscal 1996.

Capital Requirements

At June 30, 1998, the Association exceeded each of its capital requirements. The decrease in capital levels are attributed to the Association's continued effort to leverage its capital. This was mentioned in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis. See "Capital Levels" graph which sets forth in terms of percentages the OTS tangible, leverage and risk-based capital requirements for the Association.

Effect of Stock Repurchase

The effect of the Company's stock repurchases resulting in ownership of Treasury stock, would be reflected in a possible increase in earnings per share and the possibility of an increase in book value of the remaining shares outstanding, depending on the price paid for the shares repurchased. Stock repurchases would also reduce the company's capital ratio to assets.

Year 2000

The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process financial and operational information incorrectly. The Association has been in contact with their data processing service provider. Their tentative Year 2000 testing schedule begins in September 1998 and continues through January 1999. As of this date, the Association expects a cost of no more than $25,000 to be Year 2000 compliant.

The Association has contacted software vendors and does not foresee any major capital expenditures. In-house testing of major software packages the Association utilizes (as well as Association hardware) have been initiated and expect to be completed by March 31, 1999. The Association should have all testing completed by June 30, 1999.

CAPITAL LEVELS AS OF JUNE 30, 1998
(Thousands of Dollars)

                  Tangible           Core          Risk-Based
                  --------           ----          ----------
Required          $ 3,420           $ 8,099         $ 6,840
Actual            $26,716           $26,716         $27,406



SUMMARY OF HISTORICAL NET INCOME

Net Income
(Thousands of Dollars)

NET INCOME FOR FISCAL YEAR ENDING
1998 - $1,884
1997 - $1,441
1996 - $1,393
1995 - $1,452
1994 - $1,231
1993 - $1,012
1992 - $1,246
1991 - $1,303
1990 - $1,233

See accompanying notes to consolidated financial statements.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                      At or for the Year Ended June 30,
                              ----------------------------------------------
                              1998      1997      1996      1995      1994
                              ----      ----      ----      ----      ----
                              (Dollars in Thousands, Except Per Share Data)
Selected Financial Data:
  Total assets              $203,228  $234,823  $201,039  $197,252  $129,211
  Loans receivable, net      136,647   126,448   106,485   104,700    92,949
  Interest-earning deposits    3,055     4,484     4,811     2,390     3,599
  Investment securities (2)    9,770    27,039    12,437    14,604    15,294
  Mortgage-backed securities,
   net (2)                    48,226    68,975    71,129    69,482    14,722
  Foreclosed real estate          --        --        23        --         3
  Deposits                   115,330   101,959    86,716    85,162    88,380
  Federal Home Loan Bank
   Advances                   58,640   102,870    85,086    81,787    10,475
  Earnings per Share --
   Basic (3)                    1.52      1.11      1.03       .99       .73
Dividends per Share              .50       .40       .40       .40       .40
  Stockholders' Equity
   (1)(2)                     27,841    28,536    28,067    29,088    28,697

Selected Operating Data:
  Interest Income           $ 15,278  $ 15,040  $ 13,400  $ 11,190  $  7,807
  Interest expense on
   deposits and
   borrowed funds             10,688    10,436     9,589     7,220     4,097
                            --------  --------  --------  --------  --------
Net interest income            4,590     4,604     3,811     3,970     3,710
Less provision for loan
 losses                           60        95        --       115        75
  Net interest income       --------  --------  --------  --------  --------
   after provision
   for loan losses             4,530     4,509     3,811     3,855     3,635
                            --------  --------  --------  --------  --------
Non-interest income:
  Loan origination fees           --        --        --        --         5
  Net gain on sale of
   investment securities          14        --        10        --        --
  Other                           30        10        11        14        19
                            --------  --------  --------  --------  --------
    Total non-interest income     44        10        21        14        24
                            --------  --------  --------  --------  --------
Non-interest expense:
  Compensation and benefits    1,099       927       991       878       981
  Office occupancy and
   equipment                      84        81        80        99        86
  Federal deposit insurance
   premiums                      127       740       252       240       244
  Loss (gain) from
   foreclosed real estate
   activities                     --        10        14         6        (1)
Net loss on sale of
 investment securities            --        59        --        --        --
Data processing                   70        56        52        58        57
Other                            231       219       152       203       274
    Total non-interest      --------  --------  --------  --------  --------
     expense                   1,611     2,092     1,541     1,484     1,641
                            --------  --------  --------  --------  --------
  Income before income taxes   2,963     2,427     2,291     2,385     2,018
  Income tax expense           1,079       986       898       933       787
                            --------  --------  --------  --------  --------
    Net income              $  1,884  $  1,441  $  1,393  $  1,452  $  1,231
                            ========  ========  ========  ========  ========

(1) The Association may not pay dividends to the Company on its stock if its regulatory capital would thereby be reduced below (i) the aggregate amount then required for the liquidation account, or (ii) the amount of its regulatory capital requirements.

(2) Investment securities, mortgage-backed securities and stockholders' equity have been adjusted to reflect the adoption of FAS 115 during fiscal year ended June 30, 1994.

(3) Earnings per Share - basic have been restated for 1994 through 1997 to reflect SFAS No. 28, "Earnings Per Share".


SUMMARY OF UNAUDITED QUARTERLY OPERATING RESULTS

                              Year Ended June 30, 1998                 Year Ended June 30, 1997
                       ---------------------------------------  ---------------------------------------
                                      (Dollars in Thousands, Except for Per Share Data)

                       1st Qtr 2nd Qtr 3rd Qtr 4th Qtr  Total   1st Qtr 2nd Qtr 3rd Qtr 4th Qtr  Total
                       ------  ------  ------  ------  -------  ------  ------  ------  ------  -------

Interest income        $3,991  $3,936  $3,816  $3,535  $15,278  $3,504  $4,061  $3,539  $3,936  $15,040
Interest expense        2,798   2,768   2,652   2,470   10,688   2,418   2,785   2,511   2,722   10,436
                       ------  ------  ------  ------  -------  ------  ------  ------  ------  -------
Net interest income
 before provision
 for loan losses        1,193   1,168   1,164   1,065    4,590   1,086   1,276   1,028   1,214    4,604
Provision for loan
 losses                    15      15      15      15       60      20       5      15      55       95
                       ------  ------  ------  ------  -------  ------  ------  ------  ------  -------
Net interest income
 after provision
 for loan losses        1,178   1,153   1,149   1,050    4,530   1,066   1,271   1,013   1,159    4,509

Gain (loss) on sale
 of assets                 --      14      --      --       14      --      --     (59)     --      (59)

Income (loss) from real
 estate operation          --      --      --      --       --      --      --      --      --       --

Other income                4       1      10      15       30      --       5       5      --       10

Non-interest expense      341     377     502     391    1,611     925     419     333     356    2,033
                       ------  ------  ------  ------  -------  ------  ------  ------  ------  -------
Income (loss)
 before tax               841     791     657     674    2,963     141     857     626     803    2,427

Income tax expense        336     317     152     274    1,079      35     335     255     361      986
                       ------  ------  ------  ------  -------  ------  ------  ------  ------  -------
Net income (loss)      $  505  $  474  $  505  $  400  $ 1,884  $  106  $  522  $  371  $  442  $ 1,441
                       ======  ======  ======  ======  =======  ======  ======  ======  ======  =======
Earnings per share --
 basic                   0.40    0.38    0.41    0.33     1.52    0.08    0.40    0.29    0.34     1.11

Earnings per share --
   diluted               0.38    0.36    0.39    0.31     1.44    0.08    0.37    0.27    0.32     1.04

                                                        10

SELECTED FINANCIAL RATIOS
                                         At or for the Year Ended June 30,
                                     ---------------------------------------
                                               (Dollars in thousands)
                                     1998     1997     1996    1995     1994
                                     ----     ----     ----    ----     ----
SELECTED FINANCIAL RATIOS AND
 OTHER DATA:

Return on average assets             0.86%    0.67%    0.70%   0.87%   1.00%
Return on average retained earnings  6.64     7.93     8.08    8.79    7.71
Average retained earnings to
 average assets                     12.97      8.40    8.68    9.88   12.93
Retained earnings to total assets    9.36      7.89    8.79    8.52   12.33
Interest rate spread during period   1.40      1.44    1.09    1.51    2.03
Net interest margin                  2.12      2.15    1.94    2.40    3.08
Operating expenses to average
 assets                               .74      0.97    0.78    0.89    1.33
Net interest income to operating
 expenses                          284.82    220.13  247.31  267.47  226.01
Non-performing loans (1) to
 total loans                          .68      0.46    0.62    0.41    0.25
Non-performing assets (2)
 to total assets                      .45      0.25    0.34    0.22    0.18
Allowance for loan losses to
 non-performing loans (1)           74.68    109.19   80.69  126.16  185.39
Allowance for loan losses to
 non-performing assets (2)          74.68    109.19   77.99  126.16  183.39
Allowance for loan losses
 to total loans                       .50      0.50    0.50    0.51    0.46
Average interest-earning
 assets to average interest-
 bearing liabilities               114.66    114.48  117.52  120.32  130.81
Dividend payout ratio                32.9      38.5    41.2    43.1    55.6

Loan originations                 $ 7,286   $ 1,751 $ 1,283 $ 2,432 $ 3,350
Loan Purchase                     $29,702   $32,213 $16,503 $22,706 $35,891

Number of:
   Deposit account                $ 7,686   $ 7,477 $ 6,749 $ 6,922 $ 7,352
   Full-service customer
    service facilities                  2         2       2       2       2


(1) Non-performing loans consist of loans delinquent 90 days or more.
(2) Includes non-performing loans and real estate acquired through foreclosure.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                          June 30,
                                                  --------------------------
                                                    1998              1997
                                                  --------           ------
                                                       (In thousands)
     ASSETS

Cash on hand and noninterest-earning deposits     $     580       $     230
Interest-earning deposits in other institutions       3,055           4,484
Investment securities (Note 2)
     Securities available-for-sale, at fair value     9,770          27,039
Mortgage-backed securities (Note 3)
     Securities available-for-sale, at fair value    48,226          68,975
Loans receivable, net (Notes 4 and 15)              136,647         126,448
Accrued interest receivable (Note 5)                  1,162           1,595
Investment required by law --
     Stock in Federal Home Loan Bank, at cost         3,134           5,652
Real estate owned                                       ---             ---
Premises and equipment (Note 6)                         282             308
Other assets                                            372              92
                                                  ---------       ---------
     Total assets                                 $ 203,228       $ 234,823
                                                  =========       =========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (Note 7)                                 $ 115,330       $ 101,959
Federal Home Loan Bank advances (Note 8)             58,640         102,870
Advances from borrowers for taxes and insurance         165             171
Income taxes liability (Note 10)                        541             590
Accrued expenses and other liabilities                  711             697
                                                  ---------       ---------
     Total liabilities                              175,387         206,287
                                                  ---------       ---------
Commitments and contingencies (Note 13)

Preferred stock, $.01 par value; authorized
  500,000 shares; none outstanding                      ---              --
Common stock $.01 par value; authorized
  2,500,000 shares, issued 1,765,211
  shares in 1998 and 1,738,111 shares in 1997            17              17
Additional paid-in capital                           17,526          16,944
Retained earnings, substantially restricted          19,022          18,535
Less:
     Treasury stock, 518,190 shares in 1998,
       439,699 shares in 1997, at cost               (9,395)         (7,347)
     Unrealized gain (loss) on securities
       available-for-sale, net of applicable
       deferred income taxes                            859             727
     Common stock acquired by the ESOP (Note 9)        (188)           (282)
     Common stock awarded by Association Recognition
       and Retention Plan (Note 9)                      ---             (58)
                                                  ---------       ---------
     Total stockholders' equity                      27,841          28,536
                                                  ---------       ---------
     Total liabilities and stockholders' equity   $ 203,228       $ 234,823
                                                  =========       =========
See accompanying notes to consolidated financial statements.

                                       12
PAGE

                                     For the Three Years Ended June 30, 1998

CONSOLIDATED STATEMENTS OF INCOME
                                                    YEARS ENDED JUNE 30
                                              ------------------------------
                                                 1998       1997      1996
                                                 ----       ----      ----
                                                      (In thousands)
Interest income:
     Loans receivable (Note 4)                $  9,619    $ 8,254    $ 7,322
     Investment securities and FHLB stock        1,118      1,860      1,040
     Mortgage-backed and related securities      4,210      4,729      4,768
     Other interest-earning assets                 331        197        270
                                               -------    -------    -------
            Total interest income               15,278     15,040     13,400
                                               -------    -------    -------
Interest expense:
     Deposits (Note 7)                           6,135      5,107      4,678
     Federal Home Loan Bank advances             4,553      5,329      4,911
                                               -------    -------    -------
            Total interest expense              10,688     10,436      9,589
                                               -------    -------    -------
Net interest income                              4,590      4,604      3,811

Provision for loan losses (Note 4)                  60         95          -
                                               -------    -------    -------
Net interest income after provision for
 loan losses                                     4,530      4,509      3,811
                                               -------    -------    -------
Noninterest income:
     Other (Note 12)                                44         10         21
                                               -------    -------    -------
            Total noninterest income                44         10         21
                                               -------    -------    -------
Noninterest expense:
     Compensation and benefits (Note 9)          1,099        927        991
     Occupancy and equipment (Note 6)               84         81         80
     SAIF deposit insurance premiums               127        740        252
     Loss (gain) on sale of real estate owned      ---         10         14
     Net loss on sale of mortgage-backed
       securities                                  ---         59         --
     Other (Note 12)                               301        275        204
                                               -------    -------    -------
            Total noninterest expense            1,611      2,092      1,541
                                               -------    -------    -------
Income before income taxes                       2,963      2,427      2,291
Income tax expense (Note 10)                     1,079        986        898
                                               -------    -------    -------
Net income                                     $ 1,884    $ 1,441    $ 1,393
                                               =======    =======    =======
Earnings per share -- basic                    $  1.52    $  1.11    $  1.03

Earnings per share -- diluted                  $  1.44    $  1.04    $   .97


See accompanying notes to consolidated financial statements.

                                                              For the Three Years Ended June 30, 1998
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                              THREE YEARS ENDED JUNE 30, 1998
                             -------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
                                                                        Unrealized
                                                                        Gain (Loss)
                                                                        on Secu-
                                                                        rities
                                                                        Available-
                                                                        for-Sale,
                                                                        Net of
                                                                        Appli-
                                                                        cable
                                        Addi-                           De-    Common   Common
                                        tional                          ferred Stock    Stock
                                 Common Paid-In   Retained   Treasury   Income Acquired Awarded
                                 Stock  Capital   Earnings   Stock      Taxes  by ESOP  by RRP  Total
                                 ----   --------  --------   --------   -----  -------  ------ -------
Balance, June 30, 1995           $ 17   $ 16,615  $ 16,806   $ (3,667)  $ 198  $ (524) $(357)  $ 29,088

Additions (deductions) for the
 year ended June 30, 1996:
   Net income                      --         --     1,393         --      --      --     --      1,393
   Stock options exercised         --         --        --         --      --      --     --         --
   Dividends declared ($.40
     per share)                    --         --      (534)        --      --      --     --       (534)
   Compensation expense related
     to ESOP                       --        120        --         --      --      --     --        120
   Deferred tax on RRP             --         19        --         --      --      --     --         19
   Reduction of employee stock
     ownership plan obligation     --         --        --         --      --     134     --        134
   Amortization of executive
    stock plan                     --         --        --         --      --      --    149        149
   Purchase of treasury stock
     (126,664 shares)              --         --        --     (2,257)     --      --     --     (2,257)
   Change in unrealized gain
     (loss) on securities
     available-for-sale, net
     of deferred income tax of
     $26,000                       --         --        --         --     (45)     --     --        (45)
                                 ----   --------  --------   --------   -----  ------   ----   --------
Balance, June 30, 1996             17     16,754    17,665     (5,924)    153    (390)  (208)    28,067
                                 ====   ========  ========   ========   =====  ======   ====   ========
Additions (deductions) for
 the year ended June 30, 1997:
   Net income                      --         --     1,441         --      --      --     --      1,441
   Stock options retired           --         --       (58)        --      --      --     --        (58)
   Dividends declared ($.40
    per share)                     --        ---      (513)        --      --      --     --       (513)
   Compensation expense related
    to ESOP                        --        119        --         --      --      --     --        119
   Deferred tax on RRP             --         71        --         --      --      --     --         71
   Reduction of employee stock
    ownership plan obligation      --         --        --         --      --     108     --        108
   Amortization of executive stock
    plan                           --         --        --         --      --      --    150        150
   Purchase of treasury stock
     (66,699 shares)               --         --        --     (1,423)     --      --     --     (1,423)
   Change in unrealized gain
    (loss) on securities
     available-for-sale,
     net of deferred income
     tax of $337,000               --         --       ---         --     574      --     --        574
                                 ----   --------  --------   --------   -----  ------   ----   --------
Balance, June 30, 1997             17     16,944    18,535     (7,347)    727    (282)   (58)    28,536
                                 ====   ========  ========   ========   =====  ======   ====   ========
Additions (deductions) for the
  year ended June 30, 1998:
   Net income                      --         --     1,884         --      --      --     --      1,884
   Stock options exercised         --        270        --         --      --      --     --        270
   Stock options retired           --         --      (779)        --      --      --     --       (779)
   Dividends declared ($.50
    per share)                     --         --      (618)        --      --      --     --       (618)
   Compensation expense related
    to ESOP                        --        151        --         --      --      --     --        151
   Deferred tax on RRP             --         73        --         --      --      --     --         73
   Reduction of employee stock
    ownership plan obligation      --         --        --         --      --      94     --         94
   Amortization of executive
    stock plan                     --         88        --         --      --      --     58        146
   Purchase of treasury stock
    (78,491 shares)                --         --        --     (2,048)     --      --     --     (2,048)
   Change in unrealized gain
    (loss) on securities
    available-for-sale, net
    of deferred income tax of
    $77,000                        --         --        --         --     132      --     --        132
                                 ----   --------  --------   --------   -----  ------   ----   --------
Balance, June 30, 1998           $ 17   $ 17,526  $ 19,022   $ (9,395)  $ 859  $ (188)  $ --   $ 27,841
                                 ====   ========  ========   ========   =====  ======   ====   ========

See accompanying notes to consolidated financial statements.

                                                         14

                                    For the Three Years Ended June 30, 1998

CONSOLIDATED STATEMENTS OF CASH FLOW
                                                    Years Ended June 30,
                                              ------------------------------
                                                 1998       1997      1996
                                                 ----       ----      ----
                                                      (In thousands)
Cash flows from operating activities:
  Net income                                  $  1,884    $ 1,441    $ 1,393
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
   Provision for loan losses                        60         95         --
   Net loss (gain) on sale of
    real estate owned                               --         10         14
(Gain) loss on sale of
    mortgage-backed securities                     (14)        59        (10)
   Depreciation                                     48         45         42
   Amortization of premiums and discounts          (22)       (58)       (79)
   RRP compensation expense                        135         38         87
   FHLB stock dividend                              --         --        (82)
   Decrease (increase) in interest receivable      433       (443)       (12)
   Decrease (increase) in other assets            (279)        42         35
   Increase (decrease) in income tax payable      (126)        13         77
   Increase (decrease) in other liabilities         26         33          7
   Excess of fair value over cost of ESOP
    unallocated shares                             151        118        121
   Deferred tax on RRP                              73         72         19
                                               -------    -------    -------
      Net cash provided by operating
       activities                                2,369      1,465      1,612
                                               -------    -------    -------
Cash flows from investing activities:
  Loans purchased                              (29,702)   (32,213)   (16,503)
  (Increase) decrease in loans, net             19,443     12,126     14,613
Proceeds from maturities of investment
    securities                                  27,992     31,927      9,669
  Sale of investment securities                  1,174         --         --
  Proceeds from sale of mortgage-backed
   securities                                    3,891     16,516      3,510
  Mortgage-backed securities called             17,000         --         --
  Purchase of investment securities
   and FHLB stock                              (11,915)   (47,799)    (7,556)
  Principal collected on repayments and
   maturities of mortgage-backed and
    related securities                           4,119      3,431      5,955
  Purchase of mortgage-backed and
    related securities                          (4,000)   (17,000)   (11,007)
  Proceeds from the sale of real estate owned       --         42         66
  FHLB stock redeemed                            2,518         --         --
  Purchase of equipment                            (22)       (69)       (13)
                                               -------    -------    -------
   Net cash provided (used) by
   investing activities                         30,498    (33,039)    (1,266)
                                               -------    -------    -------

See accompanying notes to consolidated financial statements.

                                     For the Three Years Ended June 30, 1998

                                                    Years Ended June 30,
                                              ------------------------------
                                                 1998       1997      1996
                                                 ----       ----      ----
                                                      (In thousands)
  Cash flows from financing activities:
  Net proceeds from the issuance of common
    stock                                     $    271    $    --    $    --
  Purchase of treasury stock                    (2,048)    (1,423)    (2,257)
  Net increase (decrease) in deposits           13,371     15,243      1,553
  Stock options retired                           (779)       (58)        --
  Net increase (decrease) in advances from
    borrowers for taxes and insurance               (6)        15        (42)
  Dividends paid                                  (618)      (513)      (534)
  Proceeds from FHLB advances                   62,000     18,000      7,000
  Principal payments on FHLB advances         (106,231)      (215)    (3,701)
  Unearned ESOP compensation decrease               94        108        135
                                               -------    -------    -------
    Net cash provided (used) by financing
     activities                                (33,946)    31,157      2,154
                                               -------    -------    -------
    Increase (decrease) in cash and
   cash equivalents                              (1079)      (417)     2,500

Cash and cash equivalents at beginning
 of period                                       4,714      5,131      2,631
                                               -------    -------    -------
Cash and cash equivalents at end of period     $ 3,635    $ 4,714    $ 5,131
                                               =======    =======    =======
Supplemental cash flow disclosures:
  Cash paid for:
  Interest                                     $ 1,955    $ 1,800    $ 1,757
                                               =======    =======    =======
  Income taxes                                 $ 1,133    $   903    $   802
                                               =======    =======    =======
Noncash activity:
  Loans transferred to real estate owned       $    --    $    30    $   103
                                               =======    =======    =======

See accompanying notes to consolidated financial statements.

                                                June 30, 1998, 1997 and 1996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
---------
  MBLA Financial Corporation (the "Company") is a Delaware corporation incorporated February 23, 1993, for the purpose of being the savings and loan holding company for Macon Building and Loan Association, F.A. (the "Association").

  The Association provides financial services to individuals and corporate customers, and is subject to competition from other financial institutions. The Association is also subject to the regulations of certain Federal agencies and undergoes periodic examination by those regulatory authorities.

BASIS OF FINANCIAL STATEMENT PRESENTATION
-----------------------------------------
  The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Macon Building and Loan Association, F.A., and MBL Financial Services, Inc., the Association's wholly owned subsidiary. All significant intercompany transactions and balances are eliminated in consolidation.

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

Cash Equivalents
----------------
  Cash equivalents of $3.6 million and $4.7 million at June 30, 1998 and 1997, respectively, consist of cash on hand and funds due from banks. For purposes of the statements of cash flows, the Association considers all highly liquid debt instruments with original maturities when purchased of three months or less to be cash equivalents.

INVESTMENT SECURITIES
---------------------
  Investment securities that are held for short-term resale are classified as trading securities and are carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in net income. Unrealized gains and losses, net of tax, on securities available-for-sale are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is determined using the specific identification method.

MORTGAGE-BACKED AND RELATED SECURITIES
--------------------------------------
  Mortgage-backed securities represent participating interest in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are classified as available for sale and are carried at fair value. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. The Company evaluates mortgage-backed securities on a monthly basis to monitor prepayments and the resulting effects on yields and valuations. Management considers the concentration of credit risk to be minimal on mortgage-backed securities because all such securities are guaranteed as to timely payment of principal and interest by FNMA, FHLMC or GNMA. Should any be sold, gains and losses are recognized based on the specific-identification method. All sales are made without recourse.

  At June 30, 1998 and 1997, the Company had no outstanding commitments to sell loans or securities.

  Equity securities that are nonmarketable are carried at cost. Nonmarketable equity securities held by the Association consists of stock in the Federal Home Loan Bank. The Association, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank in an amount based on its outstanding loans and advances.

                                               June 30, 1998, 1997 and 1996

  No ready market exists for the Bank stock and they have no quoted market value. For reporting purposes, these investments are assumed to have a market value equal to cost.

LOANS RECEIVABLE
-----------------
  Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net deferred loan origination fees and costs.

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

  Accrual of interest income on loans is discontinued for those loans with i interest more than ninety days delinquent or sooner if management believes collectibility of the interest is not probable. Management's assessment of collectibility is primarily based on a comparison of the estimated value of underlying collateral to the related loan and accrued interest receivable balances.

  Financial accounting standards define the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans for which terms have been modified in troubled-debt restructurings (a restructured loan). Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan.

  Regardless of the historical measurement method used, a creditor is required to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement.

  The Association applies the recognition criteria to multifamily real estate loans, commercial real estate loans and restructured loans. Smaller balance, homogeneous loans, including one-to-four family residential and construction loans and consumer loans, are collectively evaluated for impairment. A creditor is allowed to use existing methods for recognizing interest income on impaired loans. The Association has elected to continue to use its existing nonaccrual methods for recognizing interest on impaired loans.

LOAN ORIGINATION FEES, COMMITMENT FEES, AND RELATED COSTS
---------------------------------------------------------
  Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for prepayments.

FORECLOSED REAL ESTATE
----------------------
  Real estate properties acquired through, or in lieu of, loan foreclosures are initially recorded at the estimated fair value less estimated selling costs at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

  Valuations are periodically performed by management, and losses are charged to operations if the carrying value of a property exceeds its estimated net realizable value.

  All foreclosed real estate owned is held for sale.

                                                June 30, 1998, 1997 and 1996

INCOME TAXES
------------
  The Company files a consolidated federal income tax return with the Association. The provision for federal and state taxes on income is based on earnings reported in the financial statements.

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

PREMISES AND EQUIPMENT
----------------------
  Land is carried at cost. Buildings, furniture, fixtures, and equipment are carried at cost, less accumulated depreciation and amortization. Buildings and furniture, fixtures, and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets.

EARNINGS PER SHARE
------------------
  Earnings per share has been computed in accordance with Financial Accounting Standards Board Statement No. 128 (SFAS No.128). This Statement, which is effective for periods ending after December 15, 1997, requires disclosure of basic earnings per share and diluted earnings per share, and also requires restatement of earnings per share data for prior periods. Basic earnings per share was computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the periods. Diluted earnings per share reflects the potential dilution that could occur if stock options were converted into common stock under the treasury stock method.

  The following shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The earnings per share information for 1997 have been restated from the amounts previously reported to comply with SFAS No. 128.

                           1998                           1997                          1996
                ---------------------------   ---------------------------    ----------------------------
                Income     Shares    Per-      Income    Shares    Per-      Income     Shares    Per-
                (numera-   (denomi-  Share    (numera-   (denomi-  Share     (numera-   (denomi-  Share
                tor)       ator      Amount    tor        nator    Amount     tor        nator    Amount

Basic EPS Net
Income          $1,884,000 1,240,977 $1.52    $1,441,000 1,303,465 $1.11     $1,393,000 1,353,576  $1.03
Effect of                            =====                         =====                           =====
Dilutive
Securities stock
options                 --    65,181    --            --    76,404    --             --    71,293     --
                ---------- ---------          ---------- ---------           ---------- ---------
Diluted EPS Net
Income and
assumed conver
sions           $1,884,000 1,306,158 $1.44    $1,441,000 1,379,869 $1.04     $1,393,000 1,424,869  $ .97
                ========== ========= =====    ========== ========= =====     ========== =========  =====

NOTE 2:  INVESTMENT SECURITIES

Securities available-for-sale consist of the following:

                                                   June 30, 1998
                                         ----------------------------------
                                         Gross     Gross
                                         Amor-     Unrea-   Unrea-
                                         tized     lized    lized   Fair
                                         Cost      Gains    Losses  Value
                                         ----      -----    ------  -----
                                                   (In thousands)

U.S. Government and federal agencies     $ 9,745   $  26    $  (1)  $ 9,770
                                         =======   =====    =====   =======

                                                   June 30, 1997
                                         ----------------------------------
                                         Gross     Gross
                                         Amor-     Unrea-   Unrea-
                                         tized     lized    lized   Fair
                                         Cost      Gains    Losses  Value
                                         ----      -----    ------  -----
                                                   (In thousands)

U.S. Government and federal agencies     $ 26,971  $  76    $  (8)  $ 27,039
                                         ========  =====    =====   ========

                                               June 30, 1998, 1997 and 1996

The following is a summary of maturities of investment securities available-for-sale as of June 30:

                                              1998               1997
                                       ----------------  ------------------
                                       Amortized  Fair   Amortized   Fair
                                         Cost     Value     Cost     Value
                                       -------  -------   -------   -------
                                                 (In thousands)
Amounts maturing in:

  One year or less                     $ 5,996  $ 6,015   $ 5,991   $ 5,991
  After one year through five years      3,749    3,755     5,980     5,993
  After five years through ten years        --       --    15,000    15,055
                                       -------  -------   -------   -------
                                       $ 9,745  $ 9,770   $26,971   $27,039
                                       =======  =======   =======   =======

There were no sales of investment securities during the years ended June 30, 1998, 1997, or 1996.

  U.S. Government and federal agency securities with fair value of $501,400 were pledged to collateralized short-term loans from the Federal Home Loan Bank of $58,640,000 at June 30, 1997. (See Note 8.) Additionally, $5,013,000
of U.S. Government and federal agency securities were pledged to collateralize customer deposit accounts of $5,118,000 at June 30, 1998.

NOTE 3:  MORTGAGE-BACKED AND RELATED SECURITIES

                                               June 30, 1998
                                    --------------------------------------
                                               Gross    Gross
                                               Unrea-   Unrea-
                                    Amortized  lized    lized     Fair
                                    Cost       Gains    Losses    Value
                                    --------   -------  -----     --------
                                               (In thousands)

FHLMC-REMIC                         $ 27,064   $ 1,010  $  (8)    $ 28,066
FNMA-REMIC                             6,278       144    (27)       6,395
GNMA ARM certificate                  12,400       193     --       12,593
FHLMC certificates                       659        37     --          696
FNMA-ARM certificates                    320        --    (12)         308
FHLMC-ARM certificates                   168        --     --          168
                                    --------   -------  -----     --------
                                    $ 46,889   $ 1,384  $ (47)    $ 48,226
                                    ========   =======  =====     ========

                                               June 30, 1997
                                    --------------------------------------
                                               Gross    Gross
                                               Unrea-   Unrea-
                                    Amortized  lized    lized     Fair
                                    Cost       Gains    Losses    Value
                                    --------   -------  -----     --------
                                               (In thousands)

FHLMC-REMIC                         $ 40,051   $   765  $  --     $ 40,816
FNMA-REMIC                            10,169        79    (27)      10,221
GNMA-ARM                              16,099       244     --       16,343
FHLMC certificates                       929        42     --          971
FNMA-ARM certificates                    390        --    (20)         370
FHLMC-ARM certificates                   251         3     --          254
                                    --------   -------  -----     --------
                                    $ 67,889   $ 1,133  $ (47)    $ 68,975
                                    ========   =======  =====     ========

                                               June 30, 1998, 1997 and 1996

  The amortized cost and fair value of mortgage-backed securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                        June 30, 1998         June 30, 1997
                                     --------------------  ------------------
                                     Available-for-Sale    Available-for-Sale
                                      Amortized   Fair     Amortized    Fair
                                        Cost      Value      Cost       Value
                                      --------   --------   -------  --------
                                                    (In thousands)

Due in one year or less               $     --   $     --   $    62  $     63
Due after one year through five years       --         --        --        --
Due after five years through ten years     659        696       867       909
Due after ten years                     46,230     47,530    66,960    68,003
                                      --------   --------   -------  --------
                                      $ 46,889   $ 48,226   $67,889  $ 68,975
                                      ========   ========   =======  ========

  Mortgage-backed and related securities with a fair value of $38,353,000 were pledged to collateralized short-term loans from the Federal Home Loan Bank of $58,640,000 at June 30, 1998. (See Note 8)

  Gross proceeds from the sales of mortgage-backed and related securities were $3,905,000 for the year ended June 30, 1998. Gross realized gains were $13,700. There were no realized losses.

NOTE 4:  LOANS RECEIVABLE

Loans receivable are summarized as follows:         1998             1997
                                                   -------          ------
                                                         (In thousands)
Mortgage loans:
     One- to four-family                           $122,328        $115,104
     Multi-family                                       714           1,247
     Commercial real estate                          13,434           9,824
                                                   --------        --------
            Total mortgage loans                    136,476         126,175
                                                   --------        --------
Other loans:
     Home improvement                                   188             270
     Loans on savings accounts                          412             342
     Other loans - FHA Non-mortgage                     224             372
                                                   --------        --------
            Total other loans                           824             984
                                                   --------        --------
            Total loans receivable                  137,300         127,159
Add:
     Premium on purchased loans                           6               8
     Deferred loan costs                                 31              27
Less:
     Loans in process                                    --             116
     Allowance for loan losses                          690             630
                                                   --------        --------
     Loans receivable, net                         $136,647        $126,448
                                                   ========        ========

  At June 30, 1998, the Association's loan portfolio consisted of $16,774,000 of fixed rate loans and $120,526,000 of variable rate loans. The fixed rate loans had a weighted average term to maturity of 9.6 years and a weighted average interest rate of 8.30%. The variable rate loans had a weighted average term to maturity of 17.1 years and a weighted average interest rate of 7.24%.

  The Association is required to maintain qualifying collateral for the Federal Home Loan Bank of Des Moines (the "Bank") representing 150 percent of current Bank credit. (See Note 8) At June 30, 1998, the Association met this requirement. Qualifying collateral is defined as fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such mortgages. The mortgages must not be past due more than 60 days. Loans pledged at June 30, 1998 total $46.4 million.

                                                June 30, 1998, 1997 and 1996

  They must not be otherwise pledged or encumbered as security for other indebtedness, and the documents must be in the physical possession or control of the Association. The documents that govern the determination of the qualifying mortgage collateral are the (a) Federal Home Loan Bank of Des Moines's Credit Policy Statement, dated January 1, 1998, and (b) the Agreement for Advances, Pledge and Security Agreement between the Association and the Federal Home Loan Bank of Des Moines, dated April 14, 1989.

Activity in the allowance for loan losses is summarized as follows:

                                                        June 30,
                                                 ---------------------
                                                 1998     1997    1996
                                                 ----     ----    ----
                                                      (In thousands)

Balance at beginning of period                   $ 630    $ 535   $ 535
  Provision charged to income                       60       95      --
  Charge-offs and recoveries, net                   --       --      --
                                                 -----    -----   -----
  Balance at end of period                       $ 690    $ 630   $ 535
                                                 =====    =====   =====

  Nonaccrual and renegotiated loans for which interest has been reduced totaled approximately $924,000 and $577,000 at June 30, 1998 and 1997, respectively. Interest that would have been recognized on nonaccrual loans under their original terms but for which an allowance has been established amounted to $64,000 and $39,000 at June 30, 1998 and 1997, respectively. The amount that was included in income on such loans was $46,000 and $7,000 for the years ended June 30, 1998 and 1997, respectively.

  The Association is not committed to lend additional funds to debtors whose loans have been modified.

NOTE 5:  ACCRUED INTEREST RECEIVABLE

  Accrued interest receivable is summarized as follows:

                                                          1998     1997
                                                          ----     ----
                                                         (In thousands)

  Investment securities                                  $  164   $  408
  Mortgage-backed and related securities                    216      337
  Loans receivable                                          782      850
                                                         ------   ------
                                                         $1,162   $1,595
                                                         ======   ======

NOTE 6:  PREMISES AND EQUIPMENT

  Premises and equipment are summarized as follows:
                                                          1998     1997
                                                          ----     ----
                                                         (In thousands)
Cost:
    Land                                                 $   37   $   37
    Buildings                                               472      471
    Furniture, fixtures and equipment                       322      478
                                                         ------   ------
                                                            831      986

    Less accumulated depreciation and amortization         (549)    (678)
                                                         ------   ------
                                                         $  282    $ 308
                                                         ======    =====

Depreciation expense for the years ended June 30, 1998, 1997, and 1996 was $48,000, $45,000, and $42,000, respectively.

                                                June 30, 1998, 1997 and 1996

NOTE 7:  DEPOSITS

  Deposits are summarized as follows:

                                     1998                      1997
                             ---------------------    ----------------------
                             Weighted                 Weighted
                             Average                  Average
                             Rate  Amount      %      Rate   Amount      %
                             ----  -------  ------    ----  --------  ------
                                              (In Thousands)

Passbook savings             3.00% $ 5,975    5.18    3.00% $  6,299    6.18
                             ----  -------  ------    ----  --------  ------
Certificates of deposit:
 4.00% to 4.99%              4.45       18     .02    4.86%    1,277    1.25
 5.00% to 5.99%              5.76   99,672   86.42    5.62%   59,634   58.49
 6.00% to 6.99%              6.17    8,356    7.25    6.13%   33,383   32.74
 7.00% to 7.99%              7.00    1,308    1.13    7.04%    1,365    1.34
 8.00% to 8.99%              8.00        1      --    8.00%        1      --
                             ----  -------  ------    ----  --------  ------
                             5.80  109,355   94.82    6.33%   95,660   93.82
                             ----  -------  ------    ----  --------  ------
                             5.67 $115,330  100.00    5.78% $101,959  100.00
                             ==== ========  ======    ====  ========  ======

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $18.3 and $11.1 million at June 30, 1998 and 1997, respectively.

Scheduled maturities of certificates of deposit are as follows:

                                       Year Ending June 30, 1998
                          ---------------------------------------------------
                                                                       There-
                           1999     2000     2001     2002     2003    after
                          -------  -------  -------  -------   ------  -----
                                               (In thousands)

4.00% to 4.99%            $    18 $     -- $     -- $     --  $    --  $ --
5.00% to 5.99%             79,184   12,690    6,247    1,432      119    --
6.00% to 6.99%              7,174      894      288       --       --    --
7.00% to 7.99%                 --    1,308       --       --       --    --
8.00% to 8.99%                 --        1       --       --       --    --
                          -------  -------  -------  -------   ------  ----
                          $86,376  $14,893  $ 6,535  $ 1,432   $  119  $ --
                          =======  =======  =======  =======   ======  ====

                                       Year Ending June 30, 1997
                          ---------------------------------------------------
                                                                       There-
                           1999     2000     2001     2002     2003    after
                          -------  -------  -------  -------   ------  -----
                                               (In thousands)

4.00% to 4.99%            $ 1,277 $     -- $     -- $     --   $   --  $ --
5.00% to 5.99%             41,924   11,415    4,212    1,787      296    --
6.00% to 6.99%             29,710    3,339      324       10       --    --
7.00% to 7.99%                 85       --    1,280       --       --    --
8.00% to 8.99%                 --       --        1       --       --    --

                          -------  -------  -------  -------   ------  ----
                          $72,996  $14,754  $ 5,817  $ 1,797   $  296  $ --
                          =======  =======  =======  =======   ======  ====

                                               June 30, 1998, 1997 and 1996

  Interest expense on deposits is summarized as follows:

                                                          Years Ended
                                                            June 30,
                                                    ------------------------
                                                     1998     1997     1996
                                                    -------  -------  ------
                                                        (In thousands)

  Passbook                                          $  183   $  205   $  229
  Certificates of deposit and money market demand    5,109    4,462    4,154
  Certificates of deposit $100,000 or more             843      440      295
                                                    ------   ------   ------
                                                    $6,135   $5,107   $4,678
                                                    ======   ======   ======

                                                June 30, 1998, 1997 and 1996

NOTE 8:  FEDERAL HOME LOAN BANK ADVANCES

  Advances consist of the following:

                                                               June 30,
                                                         -------------------
Maturity  Interest                                         1998     1997
 Date       Rate                                           ----     ----
 ----       ----                                           (In thousands)
07-18-97   5.610%                                        $    -- $    2,000
11-07-97   5.660%                                             --     12,000
12-19-97   5.730%                                             --      8,000
02-09-98   5.170%                                             --      7,000
05-18-98   5.640%                                             --      5,000
05-26-98   5.590%                                             --     14,000
07-02-98   5.516%                                          8,000      4,000
01-15-99   5.680%                                          8,000         --
03-19-99   5.660%                                             --      5,000
03-19-99   5.618%                                          5,000         --
05-28-99   5.606%                                         15,000         --
06-25-99   5.606%                                         12,000         --
06-26-99   5.640%                                             --     12,000
09-13-99   5.780%                                             --     15,000
11-07-00   5.460%                                          7,000
04-23-02   5.650%                                             --     15,000
                                                         -------   --------
Total short-term advances                                 55,000     99,000
                                                         -------   --------
11-18-08   6.17%                                             626        664
11-24-08   6.30%                                           1,284      1,362
11-28-08   6.28%                                           1,247      1,329
12-05-08   6.24%                                             214        229
12-30-08   6.19%                                             269        286
                                                         -------   --------
Total long-term advances                                   3,640      3,870
                                                         -------   --------
Total advances                                           $58,640   $102,870
                                                         =======   ========

See Notes 2, 3, and 4 of the financial statements for collateral securing this indebtedness.

Advances at June 30, 1998, have maturity dates as follows:

06-30-99                                                $ 48,247   $ 48,230
06-30-00                                                     265     21,247
06-30-01                                                   7,284     15,265
06-30-02                                                     303        283
06-30-03                                                     325     15,304
Thereafter                                                 2,216      2,541
                                                        --------   --------
                                                        $ 58,640   $102,870
                                                        ========   ========

  The maximum amount of Federal Home Loan Bank advances outstanding at any month end during the years ended June 30, 1998 and 1997 was $89,852,000 and $113,016,000 respectively.

  Advances maturing January 15, 1999 and November 7, 2000, and all long-term advances are fixed rates. The remaining advance rates adjust monthly.

                                                June 30, 1998, 1997 and 1996

NOTE 9:  OFFICER, DIRECTOR AND EMPLOYEE PLANS

Stock Option Plans
------------------
  The Company adopted an incentive stock option plan for the benefit of the officers and employees of the Company and its affiliates and a director's stock option plan for the benefit of outside directors of the Company. The number of shares of common stock authorized under the Employees' Plan is 103,674. For the year ended June 30, 1993, 103,674 options were granted at $10.00 per share. No options were granted subsequently. Options granted under the Incentive Plan become exercisable in seven annual installments with the first installment exercisable on the date of grant, June 24, 1993. The term of the options issued under the Employees' Plan expires ten years from the date of grant, or within one year from the date of death, disability or retirement of the optionee.

  The number of shares of common stock authorized under the Directors' Plan is 68,826. For the year ended June 30, 1993, stock options to purchase 58,993 shares were granted at a price of $10.00 per share and are exercisable immediately. During the year ended June 30, 1998, stock options to purchase 9,828 shares were granted at a price of $23.50 per share and are exercisable immediately. The term of the options issued under the Director's Plan expires ten years from the date of grant, or three years from the date of death, disability or retirement of the optionee.

  The company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. If the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS no. 123) had been applied, compensation cost would have been determined based on the fair market value at the grant date for awards under those plans. The pro forma effect of applying SFAS No. 123 is as follows for the applicable income statement components:

                                            As        Pro Forma     Under
                                         Reported      Effect    SFAS No. 123
                                         ----------    --------  ------------
      Compensation and benefits          $1,099,000    $56,000   $1,155,000
                                         ==========    =======   ==========
      Income before income taxes          2,963,000    $56,000   $2,907,000
      Income tax expense                  1,079,000     21,000    1,058,000
                                         ----------    -------   ----------
      Net Income                         $1,884,000    $35,000    1,849,000
                                         ==========    =======   ==========
      Earning Per Share-basic            $     1.52    $   .03   $     1.49
                                         ==========    =======   ==========
      Earning Per Share-diluted          $     1.44    $   .03   $     1.41
                                         ==========    =======   ==========

  The weighted-average grant-date fair value of the options granted during the year ended June 30, 1998 was $56,000. The fair value of options granted was determined using the Black-Scholes option-pricing model. Significant assumptions used were- risk-free interest rate of 6.15%; expected life of 5.9 years; expected volatility of 15%; and expected dividends of $.40 per share. A summary of the status of the company's two fixed stock option plans as of June 30, 1996, 1997, and 1998 and changes during the years ending in those dates is presented below:



                                 1996            1997             1998
                            ---------------- --------------- ----------------
                                    Weighted-      Weighted-        Weighted-
                                     Aver-           Aver-            Aver-
                                     age             age              age
                                     Exer-           Exer-            Exer-
                                     cise            cise             cise
Fixed Options               Shares   Price  Shares   Price  Shares    Price
-------------               -------  -----  -------  -----  -------   ------
Outstanding at beginning
 of year                    149,556  $  10  149,556  $  10  139,723  $ 10.00
Granted                          --              --           9,828    23.50
Exercised                        --              --         (27,100)   10.00
Retired                          --          (9,833)    10  (44,226)   10.00
                            -------         -------         -------   ------
Outstanding at end of year  149,556     10  139,723     10   78,225    11.70
                            =======         =======          ======    =====
Options Exercisable at
 year end                   129,181         129,348          77,845
Weighted-average fair
 value of options
 granted during the year    $   N/A         $   N/A         $56,000

                                                June 30, 1998, 1997 and 1996

The following table summarizes the information about fixed stock options outstanding at June 30, 1998:

                         Options Outstanding                                 Options Exercisable
---------------------------------------------------------------------     ------------------------------
                                        Weighted-
                                        Average                                                Weighted-
                                        Remaining     Weighted            Number               Average
                   Outstanding          Contractual   Average             Exercisable          Exercise
Exercise Price     At June 30, 1998     Life          Exercise Price      At June 30, 1998     Price
--------------     ----------------     ----          --------------      ----------------     -----
$10.00                 68,397          5.0 Years         $10.00                68,017          $10.00
$23.50                  9,828          5.0Years          $23.50                 9,828          $23.50


Employee Stock Ownership Plan

  The ESOP covers substantially all employees with more than one year of employment and who have attained the age of 21. The ESOP borrowed $685,000 from the Company and purchased 68,500 common shares. The loan is payable over a period of 10 years with an interest rate of 4 percent. The Association makes scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed.

  Shares are released for allocation to participants based upon the ratio of the current year's debt service to the sum of total principal and interest payments over the life of the loan. Released shares are allocated among ESOP participants on the basis of compensation in the year of allocation. Dividends paid on allocated and unallocated shares are added to participant accounts.

  The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and shares pledged as collateral are reported as unearned ESOP shares, a reduction of stockholder's equity. As shares are released from collateral, the Association records compensation expense in an amount equal to the fair value of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. Compensation expense is also recognized for Company dividends on unallocated shares paid or added to participant accounts. ESOP compensation expense was $257,000, $240,000 and $275,000 for the years ended June 30, 1998, 1997 and 1996 respectively.

The ESOP shares as of June 30, 1998 were as follows:

Allocated shares                          41,514
Shares released for allocation             4,690
Unreleased shares                         24,513
                                        --------
Total ESOP shares                         70,717
Fair value of unreleased shares         --------
at June 30, 1998                        $607,000
                                        ========

Association Recognition and Retention Plan
------------------------------------------
  The Company formed an Association Recognition and Retention Plan ("RRP"), which was authorized to acquire 4% of the shares of common stock. The total shares authorized were awarded to directors and to employees in key management positions in order to provide them with a proprietary interest in the Company in a manner designed to encourage such employees to remain with the Company.

  The Association contributed funds to the RRP plan to enable it to acquire the shares of common stock required to fund the RRP (69,000 shares). For the year ended June 30, 1993, there were 64,308 shares awarded. Awards under the RRP Plan become vested at a rate of 25% per year.

  The $690,000 contributed to the RRP was amortized to compensation expense as the plan participants become vested in those shares. For the years ended June 30, 1997 and 1996, the Association recognized compensation expense of $37,000, and $87,000 respectively for the RRP plan. The unamortized cost, which is comparable to deferred compensation, is reflected as a reduction of stockholders' equity. During the year ended June 30, 1998, there were 4,692 shares awarded to directors which resulted in an additional $135,000 of compensation expense.

Outside Directors' Retirement Plan
----------------------------------
  Under this plan an outside director who has served as a director for at least 15 years at the time of retirement will be eligible to receive a benefit equal to 50% of the annual directors fee for five years. In addition, a director's heirs are eligible to receive 1/2 of the benefit due to the director.

  The Outside Directors' Retirement Plan is unfunded. All benefits will be payable from the Association's current assets. The Association estimated the future cost of the Outside Directors Retirement Plan and accrues current compensation expense. The Association estimated the cost based on an assumed retirement age of 75 and an assumption that all directors would have at least 15 years service at the time of retirement. The estimated cost is being amortized into compensation expense over a 14 year period. This is the estimated average number of years to retirement plus the five year benefit period for the existing board members. This amortization resulted in expense of approximately $8,000 for the years ended June 30, 1998, 1997, and 1996.

                                                June 30, 1998, 1997 and 1996

NOTE 10:  INCOME TAXES

  As discussed in Note 1, the Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.

  A deferred tax asset is to be recognized for the bad debt reserve established for financial reporting purposes and requires a deferred tax liability to be recorded for increases in the tax bad debt reserve since January 1, 1988, the effective date of certain changes made by the Tax Reform Act of 1986 to the calculation of savings institutions' bad debt deduction.

  Accordingly, retained earnings at June 30, 1998, include approximately $4,714,000 for which no deferred federal income tax liability has been recognized.

  The Company and the Association file consolidated federal income tax returns on a fiscal year ended June 30 basis. In accordance with the Tax Sharing Agreement, the Association agrees to remit its pro rata share of the total consolidated tax liability, calculated as if it were filing a separate return for the year, to the Company on a quarterly basis. There were no significant intercompany tax receivable/payable balances at June 30, 1998.

  Income tax expense for the periods then ended is summarized as follows:

                                                            June 30,
                                                   ------------------------
                                                    1998     1997     1996
                                                   -------  -------  ------
                                                       (In thousands)
  Federal:
     Current                                       $  941     $ 763   $ 744
     Deferred                                          12       109      59
  State:
     Current                                          131       111      91
     Deferred                                          (5)        3       4
                                                   ------      ----    ----
                                                   $1,079      $986    $898
                                                   ======      ====    ====

  Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rates of 34 percent to income before income taxes as a result of the following:
                                                           June 30,
                                                   ------------------------
                                                    1998     1997     1996
                                                   -------  -------  ------
                                                       (In thousands)

 Expected income tax expense at federal tax rate    $1,007      $825    $779
 State income tax, net of federal tax benefit           83        75      63
 Nondeductible loan loss provision                      20        32      --
 Compensation expense for employee stock plans          --        41      48
  Other                                                (31)       13       8
                                                    ------      ----    ----
     Total income tax expense                       $1,079      $986    $898
                                                    ======      ====    ====

                                               June 30, 1998, 1997, and 1996

  Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax liability relate to the following:

                                                            1998     1997
                                                            ----     ----
                                                           (In thousands)

     Income tax basis of FHLB stock versus carrying value  $  77    $ 139
     Deferred loan fees                                       13       11
     Unrealized gain on investments                          504      427
                                                           -----    -----
        Gross deferred tax liabilities                       594      577
                                                           -----    -----
     SFAS 106 deferred tax asset (Note 9)                    (19)     (16)
     RRP expense deferred for tax                            (60)     (66)
     State deferred tax benefit for bad debts                (48)     (44)
                                                           -----    -----
        Gross deferred tax assets                           (127)    (126)
                                                           -----    -----
     Net deferred tax liability (asset)                      467      451
                                                           -----    -----
     Federal tax payable                                      15       74
     State tax payable                                        59       65
                                                           -----    -----
     Net current tax liability                                74      139
                                                           -----    -----
        Total income tax liability                         $ 541    $ 590
                                                           =====    =====

  Deferred tax expense (benefit) results from temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. The sources and tax effects of these temporary differences are as follows:

                                                           June 30,
                                                   -------------------------
                                                    1998      1997     1996
                                                   -------   -------  ------
                                                        (In thousands)

     FHLB stock dividends                         $   (62)   $   --    $  28
     Deferred loan fees                                 2         1       (2)
     Tax bad debt reserve                              --        --       (5)
     Post retirement benefits - SFAS 106               (3)       (3)      (3)
     State bad debt                                    (9)      (14)      (7)
     RRP expense deferred for tax                       6        48       26
     Tax benefit of RRP plan                           73        73       19
                                                  -------    ------    -----
     Total deferred tax expense                   $     7    $  112    $  63
                                                  =======    ======    =====

                                               June 30, 1998, 1997 and 1996

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

  Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). As discussed in greater detail below, as of June 30, 1998, the Association does meet all of the capital adequacy requirements to which it is subject.

  As of June 30, 1998, the most recent notification from the OTS, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Association's prompt corrective action category.

                                       For Capital Adequacy
                                       Purposes and to be Well-
                                     Capitalized under the Prompt
                                     Corrective Action Provision
                                                               Minimum For
                                                                Capital
                                                                Adequacy
                                 Actual                         Purposes
                          ---------------------------------------------------
                            Amount   Ratio   Amount  Ratio   Amount  Ratio
                            ------   -----   ------  -----   ------  -----
                                            (dollars
                                                in
                                            thousands)
As of June 30, 1998
Total Risk-Based Capital
 (to Risk-Weighted Assets)  $27,406  32.1%   $8,549  10.0%   $6,840   8.0%
Tier I Capital (to
  Risk-Weighted Assets)     $26,716  31.2%   $5,130   6.0%   $3,420   4.0%
Tier I Capital (to
  Adjusted Total Assets)    $26,716  13.2%  $12,148   6.0%   $8,099   4.0%
Tangible Capital (to
  Adjusted Total Assets)    $26,716  13.2%  $10,124   5.0%       --    --

As of June 30, 1997
Total Risk-Based Capital
 (to Risk-Weighted Assets)  $26,824  31.7%  $ 8,456  10.0%   $6,765   8.0%
Tier I Capital (to
 Risk-Weighted Assets)      $26,194  31.0%  $ 5,074   6.0%   $3,383   4.0%
Tier I Capital (to
 Adjusted Total Assets)     $26,194  11.2%  $14,044   6.0%   $9,363   4.0%
Tangible Capital (to
 Adjusted Total Assets)     $26,194  11.2%  $11,703   5.0%       --    --

                                                June 30, 1998, 1997 and 1996

NOTE 12:  OTHER NON-INTEREST INCOME AND EXPENSE

Other non-interest income and expense amounts are summarized as follows:

                                                          June 30,
                                                 -------------------------
                                                   1998      1997     1996
                                                 -------   -------  ------
                                                       (In thousands)
Other non-interest income:
  Gain on sale of investments and loans          $   34     $  --    $  --
  Loan late charges                                   3         4        4
  Other                                               7         6       17
                                                 ------     -----    -----
                                                 $   44     $  10    $  21
                                                 ======     =====    =====
Other non-interest expense:
  Advertising and promotion                      $   47     $  40    $   8
  Data processing                                    70        56       52
  Professional fees                                  51        59       39
  Printing, postage and supplies                     26        27       28
  Telephone                                          20        12        9
  Foreclosed real estate expenses                    --        --        5
  Other                                              87        81       63
                                                 ------     -----    -----
                                                 $  301     $ 275    $ 204
                                                 ======     =====    =====

NOTE 13:  COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Association had outstanding firm commitments to originate or purchase loans as follows:

                                June 30, 1998             June 30, 1997
                            -----------------------   -----------------------
                           Fixed-  Variable-         Fixed-  Variable-
                           Rate    Rate      Total   Rate     Rate     Total
                           ----    ----      -----   ----     ----     -----
                                             (In thousands)

First-mortgage loans      $1,388   $8,153    $9,541  $  355   $7,593   $7,948
                          ======   ======    ======  ======   ======   ======


The Association is, from time to time, a party to certain lawsuits arising in the ordinary course of its business. The Association believes that none of these lawsuits would, if adversely determined, have a material adverse effect on its financial condition or results of operations.

                                                June 30, 1998, 1997 and 1996

NOTE 14:  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

  The Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract of those instruments reflect the extent of the Association's involvement in particular classes of financial instruments.

  The Association's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, is represented by the contractual amount of those instruments. The Association uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

                             Contract Amount
                             ---------------
                                June 30,
                                -------
                               1998  1997
                               ----  ----
                             (In thousands)

Financial instruments,
the contract amounts
of which represent
 credit risk:
     Commitments to
     extend credit           $9,541  $7,948
                             ======  ======

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments can expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. The Association evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Association upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include residential and income-producing commercial properties. The loan commitments at June 30, 1998, were at fixed rates of 7.9% to 8.5% for 15 to 30 years on $1,388,000 and variable rates of 7.0% to 8.2% on $8,153,000.

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

NOTE 15:  SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

  Most of the Association's business activity is with customers located within the State of Missouri. As of June 30, 1998 and 1997, the Association's loans receivable included approximately $119.1 million and $91.2 million , respectively of loans originated or purchased in the Columbia, Missouri area. A substantial part of these loans are on 1 to 4 family residences. Included is approximately $9.4 million and $8.9 million of commercial loans, respectively.

NOTE 16:  RELATED PARTY TRANSACTIONS

  Certain directors and executive officers of the Company or its subsidiary were loan customers. A summary of aggregate related party loan activity, for loans aggregating $60,000 or more to any one related party is as follows:

                             June 30,
                      ---------------------
                         1998       1997
                         ----       ----

  Beginning balance   $ 261,000   $258,000
  New loans              10,000     15,000
  Repayments             17,000     12,000
                      ---------   --------

  Ending balance       $254,000   $261,000

                                                June 30, 1998, 1997 and 1996

NOTE 17:  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

  The following condensed statement of financial condition, as of June 30, 1998 and 1997 and condensed statements of earnings and cash flows for the years then ended for MBLA Financial Corporation should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                              June 30,
                                                        1998          1997
                                                        ----          ----
                                                           (In thousands)
       ASSETS
Cash on hand and noninterest earning deposits           $    --      $     1
Interest-earning deposits in other institutions             473        1,600
Investment in subsidiary                                 27,575       26,921
ESOP loan receivable                                        188          282
                                                        -------      -------
            Total assets                                $28,236      $28,804
                                                        =======      =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
Income taxes payable                                    $    (4)     $    (4)
Dividends payable                                           374          260
Accrued expenses                                             25           12
                                                        -------      -------
            Total liabilities                               395          268
                                                        -------      -------
       STOCKHOLDERS' EQUITY
Common stock                                                 17           17
Additional paid in capital                               17,526       16,944
Retained earnings                                        19,022       18,535
Less:
  Treasury stock                                         (9,395)      (7,347)
Unrealized gain (loss) on securities, net of taxes          859          727
ESOP obligation                                            (188)        (282)
RRP incentive plan                                           --          (58)
                                                        -------      -------
            Total Stockholders' Equity                   27,841       28,536
                                                        -------      -------
            Total liabilities and stockholders' equity  $28,236      $28,804
                                                        =======      =======

                                               June 30, 1998, 1997 and 1996

                          Statement of Income
                                                    Years Ended June 30,
                                                       1998     1997
                                                       ----     ----
                                                      (In thousands)
Interest income:
    Investment securities                            $    --  $    39
    Other interest-earning assets                         41       20
    ESOP loan                                             10       14
                                                     -------   ------
                                                          51       73
Income from investment in subsidiary                   1,945    1,471
Noninterest expense:
     Other                                              (122)    (101)
                                                     -------   ------
Income before income taxes                             1,874    1,443
Income tax (expense) recovery                             10       (2)
                                                     -------   ------
    Net income                                       $ 1,884   $1,441
                                                     =======   ======

                         Statement of Cash Flows

                                                    Years Ended June 30,
                                                       1998     1997
                                                       ----     ----
                                                      (In thousands)
Cash flows from operating activities:
  Net income                                         $ 1,884   $1,441
  Equity in earnings of subsidiary                       (45)     229
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    (Increase) decrease in interest receivable            (1)      (1)
    Decrease in dividend receivable                       --    1,200
    Decrease in income tax payable                        --        2
    Increase (decrease) in other liabilities             126      (11)
                                                     -------   ------
       Net cash provided (used) by operating
        activities                                     1,964    2,860
                                                     -------   ------
Cash flows from investing activities:
  Proceeds from maturities of investment
    securities and certificates of deposit             1,174      927
  Purchase of investment securities and
    certificates of deposit                           (1,174)    (927)
  (Increase) decrease in loans receivable ESOP            94      108
                                                     -------   ------
       Net cash provided (used) in investing
         activities                                       94      108
                                                     -------   ------
Cash flows from financing activities:
  Proceeds from issuance of common stock                 271       --
  Stock options retired                                 (779)     (58)
  Purchase of treasury stock                          (2,048)  (1,423)
  Dividends paid                                        (631)    (528)
       Net cash provided (used) by financing         -------   ------
         activities                                   (3,187)  (2,009)
                                                     -------   ------
       Increase (decrease) in cash and cash
         equivalents                                  (1,129)     959
Cash and cash equivalents at beginning of period       1,601      642
                                                     -------   ------
Cash and cash equivalents at end of period           $   472   $1,601
                                                     =======   ======
Dividends paid by subsidiary to parent               $ 1,900   $1,180
                                                     =======   ======

                                               June 30, 1998, 1997 and 1996

NOTE 18:  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table presents the carrying amounts and fair values of the company's financial instruments at June 30, 1998 and 1997. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                    June 30, 1998
                               ----------------------
                                Carrying     Fair
                                 Amount      Value
                                 ------      -----
                                   (In thousands)
Nontrading instruments:
  Cash and cash
    equivalents                $   3,635   $   3,635
  Investment securities
    and mortgage-backed
    securities                 $  57,996   $  57,996
  Loans, net                   $ 136,647   $ 136,925
  Accrued interest
    receivable                 $   1,162   $   1,162
  FHLB stock                   $   3,134   $   3,134
  Deposit liabilities          $(115,330)  $(115,635)
  Debt-FHLB advances           $ (58,640)  $ (58,541)
  Other liabilities            $  (1,417)  $  (1,417)

                                    June 30, 1997
                               ----------------------
                                Carrying     Fair
                                 Amount      Value
                                 ------      -----
                                   (In thousands)
Nontrading instruments:
  Cash and cash
    equivalents                $   4,714   $   4,714
  Investment securities
    and mortgage-backed
    securities                 $  96,014   $  96,014
  Loans, net                   $ 126,448   $ 127,436
  Accrued interest
    receivable                 $   1,595   $   1,595
  FHLB stock                   $   5,652   $   5,652
  Deposit liabilities          $(101,959)  $(102,171)
  Debt-FHLB advances           $(102,870)  $(102,735)
  Other liabilities            $  (1,458)  $  (1,458)

  The carrying amounts in the tables are included in the statement of financial position under the indicated captions, except for advances from borrowers for taxes and insurance, income taxes payable and accrued expenses and other liabilities which have been combined into other liabilities.

Estimation of Fair Values
-------------------------
  The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments.

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

NOTE 19:     MARKET RISK DISCLOSURES

  The Association's net portfolio values would change as market interests change. Based on the office of Thrift Supervisor's Interest Rate Risk Exposure Report as of June 30, 1998, a 200 basis point increase in market interest rates would cause a $4.19 million, or 15.36 percent, decline in the market value of its portfolio assets.

NOTE 20:     YEAR 2000

  The Association has been in contact with their data processing service provider. Their tentative Year 2000 testing schedule begins in September 1998 and continues through January 1999. As of this date, the Association expects a cost of no more than $25,000 to be Year 2000 compliant.

  The Association has contacted software vendors and does not foresee any major capital expenditures. In-house testing of major software packages the Association utilizes (as well as Association hardware) have been initiated and expected to be completed by March 31, 1999. The Association should have all testing completed by June 30, 1999.

                                                June 30, 1998, 1997 and 1996

NOTE 21:   RECENT ACCOUNTING PRONOUNCEMENTS

  SFAS No. 130 "Reporting Comprehensive Income," will be adopted July 1, 1998. This statement provides accounting and reporting standards to report a measure of all changes in equity of an enterprise that results from recognized transactions and economic events of the period. The major component of comprehensive income for the Company will be unrealized gains and losses on certain investments in debt and equity securities.

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

  Management believes adoption of SFAS Nos. 130 and 133 does not have a material effect on the financial position or results of operations, nor will adoption require additional capital resources.

  The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Association keeps its books and records and performs its financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

               [LOCKRIDGE, CONSTANT & CONRAD, LLC LETTERHEAD]

                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

The Board of Directors
MBLA Financial Corporation
Macon, Missouri

We have audited the accompanying consolidated statements of financial condition of MBLA Financial Corporation and Subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of MBLA Financial Corporation and Subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

/s/ Lockridge, Constant & Conrad, LLC

August 4, 1998
Chillicothe, Missouri

                   General Information for Stockholders
                        MBLA FINANCIAL CORPORATION

101 Vine Street                                        801 North Morley
Macon, Missouri  63552                              Moberly, Missouri  65270
Telephone: (660) 385-2122                          Telephone: (660) 263-6231

                              Annual Meeting

The Annual Meeting of MBLA Financial Corporation Stockholders will be held at the office of Macon Building & Loan Association, 101 Vine Street, Macon, Missouri, on Tuesday, October 27, 1998 at 4:30 p.m. A formal notice of the Meeting, together with a proxy statement and a proxy form, will be mailed to shareholders.

Transfer Agent and Registrar
Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ  07016-3572
(800) 456-0596

General Counsel
Hadley Grimm
105 N. Rollins   Suite C
Macon, MO  63552
(660) 385-2115

Shareholder and General Inquiries
Clyde D. Smith
Vice President and
Chief Financial Officer
101 Vine Street
Macon, MO  63552
(660) 385-2122

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

          Quarter Ended            High           Low            Dividends
          -------------            ----           ---            ---------
          September 30, 1996       $23.25         $21.25         N/A
          December 30, 1996        $22.25         $19.00         $ .20
          March 31, 1997           $20.625        $19.25         N/A
          June 30, 1997            $25.25         $19.875        $ .20
          September 30, 1997       $27.25         $23.25         N/A
          December 30, 1997        $30.50         $25.25         $ .20
          March 30, 1998           $30.625        $27.25         N/A
          June 30, 1998            $27.125        $23.00         $ .30

Annual and Other Reports
Additional copies of this Annual Report to Shareholders, and copies of the Company's most recent Form 10-KSB may be obtained without charge from the Company.

     MBLA FINANCIAL
     CORPORATION
     101 Vine Street
     Macon, MO  63552

                                Exhibit 21.0
                  Proxy Statement for 1998 Annual Meeting

------------------------------------------------------------------------------
                         MBLA Financial Corporation
                              101 Vine Street
                          Macon, Missouri   63552
                              (660) 385-2122
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                  NOTICE OF ANNUAL MEETING OF STOCKHOLDERS
                       To Be Held On October 27, 1998
------------------------------------------------------------------------------

     NOTICE IS HEREBY GIVEN that the Annual Meeting of Stockholders (the "Meeting") of MBLA Financial Corporation (the "Company") will be held on October 27, 1998, at 4:30 p.m. Central Time, at the Macon Building and Loan Association, 101 Vine Street, Macon, Missouri.

     The Meeting is for the purpose of considering and voting upon the following matters:

     1.   The election of two directors each for terms of three years;
     2. The ratification of Lockridge, Constant and Conrad as independent auditors of the Company for the fiscal year ending June 30, 1999; and
     3. Such other matters as may properly come before the meeting or any adjournment thereof.

     The Board of Directors has established September 18, 1998, as the record date for the determination of stockholders entitled to notice of and to vote at the Meeting and at any adjournments thereof. Only record holders of the Common Stock of the Company as of the close of business on that date will be entitled to vote at the Meeting or any adjournments thereof. In the event there are not sufficient votes for a quorum or to approve or ratify any of the foregoing proposals at the time of the Meeting, the Meeting may be adjourned in order to permit further solicitation of proxies by the Company.

EACH STOCKHOLDER, WHETHER OR NOT HE OR SHE PLANS TO ATTEND THE MEETING, IS REQUESTED TO SIGN, DATE, AND RETURN THE ENCLOSED PROXY WITHOUT DELAY IN THE ENCLOSED POSTAGE-PAID ENVELOPE. ANY PROXY GIVEN BY THE STOCKHOLDER MAY BE REVOKED BY FILING WITH THE SECRETARY OF THE COMPANY A WRITTEN REVOCATION OR A DULY EXECUTED PROXY BEARING A LATER DATE. ANY STOCKHOLDER PRESENT AT THE MEETING MAY REVOKE HIS OR HER PROXY AND VOTE PERSONALLY ON EACH MATTER BROUGHT BEFORE THE MEETING. HOWEVER, IF YOU ARE A STOCKHOLDER WHOSE SHARES ARE NOT REGISTERED IN YOUR OWN NAME, YOU WILL NEED ADDITIONAL DOCUMENTATION FROM YOUR RECORD HOLDER TO VOTE IN PERSON AT THE MEETING.

                                        By Order of the Board of Directors

                                        /s/ Clyde D.  Smith

                                        Clyde D. Smith
                                        Secretary
Macon, Missouri
September 25, 1998
------------------------------------------------------------------------------
IMPORTANT: THE PROMPT RETURN OF PROXIES WILL SAVE THE COMPANY THE EXPENSE OF FURTHER REQUESTS FOR PROXIES IN ORDER TO INSURE A QUORUM AT THE MEETING. A SELF-ADDRESSED ENVELOPE IS ENCLOSED FOR YOUR CONVENIENCE. NO POSTAGE IS REQUIRED IF MAILED IN THE UNITED STATES.
------------------------------------------------------------------------------

                              PROXY STATEMENT

                         MBLA FINANCIAL CORPORATION

                       ANNUAL MEETING OF STOCKHOLDERS

                             OCTOBER 27, 1998

------------------------------------------------------------------------------
                         MBLA FINANCIAL CORPORATION
                              101 VINE STREET
                           MACON, MISSOURI  63552
                               (660) 385-2122
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                              PROXY STATEMENT
                       ANNUAL MEETING OF STOCKHOLDERS
                              OCTOBER 27, 1998
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                                  GENERAL
------------------------------------------------------------------------------

     This proxy statement is being furnished to stockholders of MBLA Financial Corporation ("MBLA" or the "Company") in connection with the solicitation by the Board of Directors of the Company (the "Board" or the "Board of Directors") of proxies to be used at the Annual Meeting of Stockholders (the "Meeting") to be held on October 27, 1998, at 4:30 p.m. Central Time, at the Company's offices at 101 Vine Street, Macon, Missouri 63552 and at any adjournments thereof. The 1998 Annual Report to Stockholders, including the consolidated financial statements for the fiscal year ended June 30, 1998 accompanies this proxy statement, which is first being mailed to stockholders of record on or about September 25, 1998.

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

------------------------------------------------------------------------------
                    VOTING AND REVOCABILITY OF PROXIES
------------------------------------------------------------------------------

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

     The cost of solicitation of proxies on behalf of management will be borne by the Company. In addition to the solicitation of proxies by mail, Registrar and Transfer Co. will assist the Company in soliciting proxies for the Meeting and will be paid a fee of $1,000 plus out-of-pocket expenses. Proxies may also be solicited personally or by telephone or telecopier by directors, officers, and regular employees of the Company and Macon Building and Loan Association, F.A. (the "Association"), without additional compensation therefor. The Company will also request persons, firms, and corporations holding shares in their names, or in the name of their nominees, which are beneficially owned by others, to send proxy material to and obtain proxies from such beneficial owners, and will reimburse such holders for their reasonable expenses in doing so.

------------------------------------------------------------------------------
                VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF
------------------------------------------------------------------------------

     The securities which may be voted at the Meeting consist of shares of common stock of the Company (the "Common Stock"), with each share entitling the holder thereof to one vote on each matter to be considered at the Meeting, except as described below. The Company's Certificate of Incorporation prohibits cumulative voting for the election of directors.

     The close of business on September 18, 1998 has been fixed by the Board of Directors as the record date (the "Record Date") for the determination of stockholders of record entitled to notice of, and to vote at, the Meeting and any adjournments thereof. The total number of shares of Common Stock outstanding on the Record Date was 1,247,021 shares.

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

     As to the election of directors, the proxy card being provided by the Board of Directors enables a shareholder of record to vote "FOR" the election of the nominees proposed by the Board, or to "WITHHOLD AUTHORITY" to vote for one or more of the nominees being proposed. Under Delaware law and the Company's Bylaws, directors are elected by a plurality of votes cast without regard to either (i) broker non-votes or (ii) proxies as to which authority to vote for one or more of the nominees being proposed is withheld. The proposal for the ratification of Lockridge, Constant and Conrad as independent accountants for the Company for the fiscal year ending June 30, 1999 requires the affirmative vote of a majority of the votes cast on such proposal without regard to broker non-votes and abstentions.

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

                                                                  Percent
Name and Address of           Number of Shares and Nature     of Common Stock
 Beneficial Owner               of Beneficial Ownership         Outstanding
-------------------           ---------------------------     ---------------

Mary Kathryn Drake                     156,250 (1)                 11.79%
2104 Dornoch
League City, Texas

John T. Neer                            81,303                      6.07%
405 North Wentz
Macon, Missouri

------------------
(1)  As reported in a Schedule 13D, dated August 11, 1994, filed with the SEC.

------------------------------------------------------------------------------
                   FILING OF BENEFICIAL OWNERSHIP REPORTS
------------------------------------------------------------------------------

     The Common Stock is registered pursuant to Section 12(g) of the Exchange Act. The officers and directors of the Company and beneficial owners of greater than 10% of the Common Stock ("10% beneficial owners") are required to file reports on Forms 3, 4, and 5 with the SEC disclosing changes in beneficial ownership of the Common Stock. Based on the Company's review of such ownership reports, no officer, director, or 10% beneficial owner of the Company failed to file such ownership reports on a timely basis for the fiscal year ending June 30, 1998. In addition, the Company is not aware of any additional 13D filings or filings of Forms 3, 4 or 5 by Mary Kathryn Drake.

------------------------------------------------------------------------------
                   PROPOSAL 1.   ELECTION OF DIRECTORS
------------------------------------------------------------------------------

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

     The two nominees for 3-year terms to expire in 2001 proposed for election
at the Meeting are Messrs. Miller and Wilhite.   All nominees named are
presently directors of the Company. No person being nominated as a director is being proposed for election pursuant to any agreement or understanding between such person and the Company.

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

Name and Principal                          Expira-   Shares of      Owner-
Occupation at Present                       tion of   Common Stock   ship As
and for the Past                  Director  Term as   Beneficially   a Percent
Five Years                 Age(1)  Since    Director  Owned(2)(3)    of Class
---------------------      ------ --------  --------  -------------  --------

Nominees
--------

Robert M. Wilhite            60     1973      1998   41,356(2)(3)(4)    3.12
Dentist

Richard C. Miller, Jr.       61     1974      1998    41,796(2)(3)(4)   3.15
Owner, Miller Rexall
 Drug Store

Continuing Directors
--------------------

Charles L. Hutton            80     1964      1999    46,599(2)(3)(4)   3.51
Chairman of the Board of the
Company and the Association

Truman L. Gehringer          75     1966      1999     4,931(4)          .37
Former Vice President of the
Company and the Association

John T. Neer                 49     1985      1999    81,303(4)(6)      6.13
President and Chief
Executive Officer of the
Company and the Association

Arnold L. Walter             73     1978      2000    41,766(2)(4)(5)   3.15
Owner, Walter's Service
Garage

Carl B. Barrows              78     1973      2000    25,346(3)(4)      1.91
Vice Chairman of the Board
of the Company and the
Association

Stock Beneficial Ownership                           364,203(7)(8)     27.48
of all Directors and
executive officers as a
group (11 persons) and
unallocated ESOP stock
voted by the ESOP trustee

--------------------
(1)   As of June 30, 1998.
(2) Each person or relative of such person whose shares are included herein, exercises sole (or shared with spouse, relative, or affiliate) voting or dispositive power as to the shares reported.
(3) Includes 9,833 shares subject to options at $10.00 per share that may be acquired by each director under the MBLA Financial Corporation 1993 Stock Option Plan for Outside Directors (the "Directors' Option Plan").
(4) Includes 1,404 shares subject to options at $23.50 per share that may be acquired by each director under the MBLA Financial Corporation Stock Option Plan.
(5) Includes 5,000 shares subject to options at $10.00 per share that may be acquired by each director under the MBLA Financial Corporation 1993 Stock Option Plan for Outside Directors (the "Directors' Option Plan").

(footnotes from previous page)
------------------------------

(6) Includes 13,779 shares with respect to which shares may be acquired through the exercise of stock options under the MBLA Financial Corporation 1993 Stock Option Plan "Incentive Option Plan" at $10.00 per share.

(7) Mr. Hutton serves as trustee of the Employee Stock Ownership Plan ("ESOP") which holds 70,816 shares of common stock for the benefit of Association employees. Such stock will be allocated to ESOP participants as the ESOP debt is repaid over the next 2 year period. As of the Record Date, 51,994 shares have been allocated to ESOP participants for which such participants may direct the ESOP trustee as to voting. The remaining 18,822 unallocated shares, and allocated shares for which no timely voting direction is received by the ESOP Trustee, will be voted by the trustee in accordance with the instructions received on allocated shares, subject to the trustee's fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended. Mr. Hutton disclaims beneficial ownership of all shares held by the ESOP.

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

Meetings of the Board and Committees of the Board

     The Board of Directors conducts its business through meetings of the Board and through activities of its committees. The Board of Directors meets as needed. During fiscal 1998, the Board of Directors of the Company held seven meetings. All of the directors of the Company attended at least 75% in the aggregate of the total number of the Company's board meetings held and committee meetings on which such director served during fiscal 1998. The Board of Directors of the Company maintains committees, the nature and composition of which are described below.

     The Audit Committee of the Company consists of Lester Hutton, Ben Barrows, Richard Miller, Robert Wilhite and Clyde Smith. This committee meets quarterly and engages an independent audit firm, approves internal audit schedules, and reviews internal audit reports. The audit committee met four times in fiscal 1998.

     The Company's Nominating Committee for the 1998 Annual Meeting consists of Messrs. Hutton, Gehringer, Neer and Wilhite. The Committee considers and recommends the nominees for director to stand for election at the Company's Annual Meeting of stockholders. The Nominating Committee met one time in fiscal 1998.

Directors' Compensation

     Directors' Fees. Directors of the Company do not receive any fees or retainer for serving on the Company's Board. All directors of the Association receive a fee of $800 for each meeting held. Members of the Association's Executive Committee, Audit Committee, and Investment Committee receive $25 per meeting for serving on these Committees. Directors receive no additional fees as directors of the service corporation.

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

     Other. CORPORATION COMPENSATION PLAN. The purpose of the Plan is to provide compensation to directors, officers and employees of the Corporation. Each director, officer and employee of the Corporation, or its subsidiary, shall be compensated for contributions to the Corporation. Such level of compensation shall be determined based upon the number of options awarded under the Corporation's Stock Options Plan.

     The Plan shall provide that upon the payment of a cash dividend on the Common Stock, the participant, whether or not such options are still held by the participant, shall receive payment of cash in an amount equivalent to the cash dividend when paid to stockholders of record on record date as compensation under the Plan. In addition, it should be understood that these and all future options granted shall be considered in determination of such compensation rights under the Plan.

     Although it is anticipated that such compensation payable to such Plan participants shall be paid each time that a cash dividend is paid on the Common Stock, the Board reserves the right to amend, modify, suspend, or cancel this Plan at any time without prior notice to any participants to the Plan.

Executive Compensation

     Summary Compensation Table. The following table shows, for the fiscal years ended June 30, 1998, 1997 and 1996, the cash compensation paid by the Association, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer of the Company and the Association. No other executive officer of the Company or the Association received salary and bonus in excess of $100,000 in fiscal 1998.

                Annual Compensation                                    Long
--------------------------------------------------------               Term
                                                                       Compen-
                                                                       sation
                                                                       ------
                                                                       Awards
                                                                       ------
                                                   Other   All
                                                   Annual  Other       Number
Name and                                           Compen- Compen-       of
Principal                     Salary    Bonus      sation  sation      Options
Position             Year     ($)(1)     ($)       ($)(2)  ($)(3)        (4)
--------             ----     ------     ---       ------  ------        ---

John T. Neer         1998     $129,600  $  ---      ---    $30,000     1,404
 President, Chief    1997     $127,200  $  ---      ---    $30,000
 Executive Officer,  1996     $127,200  $  ---      ---    $30,000
 and Director
----------------------
(1) Includes fees as director of the Association.
(2) Does not include perquisites for the fiscal years ended June 30, 1998, 1997 and 1996 which did not exceed the lesser of $50,000.
(3) Includes 3,000 and 3,000 shares of common stock allocated under the ESOP during the fiscal year ended June 30, 1998 and 1997 respectively. As of June 30, 1998, the value of such shares was $70,500.
(4) Subject to option price of $23.50 per share.

     Employment Agreement. The Association and the Company have entered into an employment agreement with Mr. John T. Neer. The employment agreement provides for a three-year term. Commencing on the first anniversary date and continuing each anniversary date thereafter, the agreement may be extended for an additional year so that the remaining term shall be three years if the Board of Directors, after conducting performance evaluations, votes to extend the agreement. The agreement provides that the base salary for Mr. Neer is $120,000. In addition to the base salary, the agreement provides for, among other things, disability pay, participation in stock benefit plans, and other fringe benefits. The agreement provides for termination by the Association for cause at any time. In the event the Association chooses to terminate Mr. Neer's employment for reasons other than for cause or in the event of Mr. Neer's resignation upon (i) the failure to re-elect or nominate Mr. Neer to his current offices or board membership, (ii) a material change in the executive's functions, duties, or responsibilities, or relocation of his principal place of employment, (iii) a liquidation, dissolution, consolidation, reorganization, or merger in which the Association is not the resulting entity, or (iv) a breach of the agreement by the Association if termination, voluntary or involuntary, occurs following a hostile change in control of the Association, Mr. Neer or, in the event of death, his beneficiary, would be entitled to a severance payment equal to three times his average annual compensation over the past three years of employment with the Association. Assuming that a change in control had occurred during fiscal year 1998, Mr. Neer would have been entitled to a severance payment of
approximately $360,000.   The Association would also continue the executive's
life, health, accident, and disability coverage for the remaining unexpired term of the agreement. A hostile change in control is defined to mean a change in control of which the Board of Directors of the Association has not approved or recommended to shareholders. A change in control is generally defined to mean the acquisition by a person or group of persons having beneficial ownership of 20% or more of the Association's or Company's Common Stock during the term of the agreement or a tender offer for 20% of the Common Stock or exchange offer, merger, or other form of business combination, sale of assets, or an election of directors which result in a change of a majority of the Board of Directors.

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

     Salary Continuation Agreement. February 19, 1998, the Association approved a salary continuation agreement with Mr. John T. Neer to encourage his retention and to provide him with an additional source of retirement income. The agreement provides that, upon his termination of employment with the Association, Mr. Neer will receive 10 annual payments equal to 41.5 percent of his average base salary during the three most recently completed calendar years preceding his termination date. The Association has purchased an insurance policy with Mr. Neer as insured to provide an informal source of funding for the Association's obligations under the agreement. For the fiscal year ended June 30, 1998, the Association accrued compensation expense of $920.00 with respect to these obligations.

     Stock Option Plan. The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding stock options held by John T. Neer as of June 30, 1998 under the Company's Incentive Stock Option Plan. Also reported are the value for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock.

          Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Options/SAR Values

                                        Number of            Value of
                Shares                  Unexercised          Unexercised
                Acquired                Options/             In-the-money
                on                      SARs                 Options/SARs
                Exer-    Value          at Fiscal            at Fiscal Year
Name            cise(#)  Realized       Year End(#)          End($)(1)(2)
----            -------  --------       -----------          ------------
                                        Exercisable/         Exercisable/
                                        Unexercisable        Unexercisable
                                        -------------        -------------
John T. Neer    25,000   $612,500        13,404/375        $175,404/$5,437.50

-----------------
(1) The exercise price of the option is $10.00 on shares as of June 30, 1998, the closing price of the Common Stock, as reported on the Nasdaq National Market, was $24.50.
(2) The exercise price on 1,404 shares is $23.50.

     Compliance with Section 16(a) of the Exchange Act. Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms it has received and written representations provided to the Company by the above referenced persons, the Company believes that, during the fiscal year ended June 30, 1998, all filing requirements applicable to its reporting officers, directors and greater than 10% stockholders were properly and timely complied with, except that John T. Neer inadvertently failed to report timely the cashless exercise of shares on December 11, 1997, on January 15, 1998 and May 4, 1998; Clyde Smith inadvertently failed to report timely the cashless exercise of shares on December 11, 1997, January 15, 1998 and on May 4, 1998; and Arnold Walter inadvertently failed to report timely the cashless exercise of shares on January 7, 1998.

------------------------------------------------------------------------------
               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------------------------------

     The Association had no "interlocking" relationships existing on or after July 1, 1994 in which (i) any executive officer is a member of the Association's Board of Directors, or where (ii) any executive officer is a member of the compensation committee of another entity, one of whose executive officers is a member of the Association's Board of Directors. The Association, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Association's other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features. All loans by the Association to its directors and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of the Association. The Association's affiliates must qualify for loans on terms and conditions comparable to those for similar transactions with non-affiliates.
Furthermore, loans to an affiliate must be approved in advance by a disinterested majority of the Board of Directors or be within other guidelines established as a result of OTS regulations. At June 30, 1998, the aggregate amount of loans outstanding to officers and directors of the Association was approximately $535,000.

------------------------------------------------------------------------------
                  PROPOSAL 2.  RATIFICATION OF APPOINTMENT
                          OF INDEPENDENT AUDITORS
------------------------------------------------------------------------------

     The Company's independent auditors for the fiscal year ended June 30, 1998 were Lockridge, Constant and Conrad. The Company's Board of Directors has reappointed Lockridge, Constant and Conrad to continue as independent auditors for the Association and the Company for the year ending June 30, 1999, subject to ratification of such appointment by the stockholders.

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

------------------------------------------------------------------------------
                           STOCKHOLDER PROPOSALS
------------------------------------------------------------------------------

     To be considered for inclusion in the proxy statement and proxy relating to the Annual Meeting of Stockholders to be held in 1999, a stockholder proposal must be received by the Secretary of the Company at the address set forth on the first page of this Proxy Statement, not later than June 1, 1999. Any such proposal will be subject to the proxy solicitation rules of the Exchange Act and the procedures contained in the Company's Bylaws.

------------------------------------------------------------------------------
                              OTHER MATTERS
------------------------------------------------------------------------------

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

     A copy of the Form 10-KSB (without exhibits) for the fiscal year ended June 30, 1998, as filed with the Securities and Exchange Commission, will be furnished without charge to stockholders of record upon written request to MBLA Financial Corporation, Mr. John T. Neer, President, 101 Vine Street, Macon, Missouri 63552.

                             By Order of the Board of Directors

                             /s/ Clyde D. Smith

                             Clyde D. Smith
                             Secretary

Macon, Missouri
September 25, 1998

     YOU ARE CORDIALLY INVITED TO ATTEND THE MEETING IN PERSON. WHETHER OR NOT YOU PLAN TO ATTEND THE MEETING, YOU ARE REQUESTED TO SIGN AND PROMPTLY RETURN THE ACCOMPANYING PROXY IN THE ENCLOSED POSTAGE-PAID ENVELOPE.

                                Exhibit 24.0
                 Consent of Lockridge, Constant and Conrad

                                                       P.O. Box 500
                                                       448 Washington
                                                       Chillicothe,  MO  64601
                                                       (660) 646-6911
            LOCKRIDGE, CONSTANT & CONRAD, LLC          Fax:  646-6840
              Certified Public Accountants             -----------------------
                                                       813 Main
                                                       Trenton, MO       64683
                                                       (660) 359-2263
                                                       Fax:  359-3839


Board of Directors
MBLA Financial Corporation
Macon, Mo.

We consent to the incorporation by reference in this annual report (Form 10-
KSB) of MBLA Financial Corporation of our report dated August 4, 1998, included in the 1998 Annual Report to Shareholders of MBLA Financial Corporation.

/s/ Lockridge, Constants & Conrad, LLC

September 15, 1998
Chillicothe, Missouri