Form 10-Q
period 1998-09-30
MBLA FINANCIAL CORP
filed 1998-11-09
CIK 897999

==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              ---------------

                                 FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                              ---------------

For the Quarter Ended September 30, 1998          Commission File No. 0-21482

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 1,247,021 at November 2, 1998.

==============================================================================

               MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                               FORM 10-Q

                              Index

Part I.    Financial Information
--------------------------------

Item 1    Financial Statements                                         Page
                                                                       ----
          Consolidated Statements of Financial Condition
          as of September 30, 1998 (unaudited) and June 30, 1998 . . .    2

          Consolidated Statements of Income for the Three Months
          ended September 30, 1998 and 1997 (unaudited). . . . . . . .    3

          Consolidated Statements of Comprehensive Income for the
          Three Months ended September 30, 1998 and 1997 (unaudited) .    4

          Consolidated Statements of Changes in Stockholders' Equity
          for the Three Months ended September 30, 1998 and
          1997 (unaudited) . . . . . . . . . . . . . . . . . . . . . .    5

          Consolidated Statements of Cash Flows for the Three Months
          ended September 30, 1998 and 1997 (unaudited). . . . . . . .    7

          Notes to Unaudited Consolidated Financial Statements . . . .    9

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . .   11

Part II.   Other Information
----------------------------

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   18

Item 2    Changes in Securities. . . . . . . . . . . . . . . . . . . .   18

Item 3    Default upon Senior Securities . . . . . . . . . . . . . . .   18

Item 4    Submission of Matters to a Vote of Security Holders. . . . .   18

Item 5    Other Information. . . . . . . . . . . . . . . . . . . . . .   18

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   18

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19

                         MBLA FINANCIAL CORPORATION
              Consolidated Statements of Financial Condition

                                                    September 30,   June 30
                                                        1998         1998
                                                     (unaudited)
                                                     -----------  ----------
           ASSETS                                         (In thousands)

Cash on hand and noninterest-earning deposits               $512        $580
Interest-earning deposits in other institutions            5,074       3,055
Investment securities available-for-sale, at fair value    8,551       9,770
Mortgage-backed and related securities
  available-for-sale, at fair value                       47,020      48,226
Loans receivable, net                                    142,568     136,647
FHLB stock                                                 3,134       3,134
Accrued interest receivable                                1,157       1,162
Real estate owned                                              4           -
Premises and equipment                                       274         282
Other assets                                                 426         372
                                                        --------    --------
     Total assets                                       $208,720    $203,228
                                                        ========    ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                $118,428    $115,330
Advances from Federal Home Loan Bank                      60,580      58,640
Advances from borrowers for taxes and insurance              213         165
Income taxes payable                                         753         541
Accrued expenses and other liabilities                       356         711
                                                        --------    --------
     Total liabilities                                  $180,330    $175,387
                                                        --------    --------
Preferred stock, $.01 par value;
  authorized 500,000 shares; none outstanding           $      -    $      -
Common stock, $.01 par value; authorized
  2,500,000 shares, issued 1,765,211 shares
  at September 30, 1998 and June 30, 1998                     17          17
Additional paid-in capital                                17,607      17,526
Retained earnings, substantially restricted               19,515      19,022
Less:
   Treasury stock, at cost - 518,190 shares
  at September 30, 1998 and June 30, 1998                 (9,395)     (9,395)
  Common stock acquired by the ESOP                         (188)       (188)
  Unrealized gain on securities available-for-sale,
     net of applicable deferred income taxes                 834         859
                                                        --------    --------
     Total stockholders' equity                         $ 28,390    $ 27,841
                                                        --------    --------
     Total liabilities and stockholders' equity         $208,720    $203,228
                                                        ========    ========

See accompanying Notes to Unaudited Consolidated Financial Statements

                             MBLA FINANCIAL CORPORATION
                          Consolidated Statements of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                            September 30,
                                                        --------------------
                                                         1998          1997
                                                        ------       ------
                                                           (In thousands)
Interest income:
  Loans receivable                                      $2,578        $2,374
  Investment securities                                    186           349
  Mortgage-backed and related securities                   803         1,202
  Other interest-earning assets                             31            66
                                                        ------        ------
     Total interest income                               3,598         3,991

Interest expense:
  Deposits                                               1,647         1,464
  Advances                                                 855         1,334
                                                        ------         -----
     Total interest expense                              2,502         2,798

  Net interest income                                    1,096         1,193

Provision for loan losses                                   15            15
                                                        ------        ------
Net interest income after provision
  for loan losses                                        1,081         1,178
                                                        ------        ------

Noninterest income:
  Committment fees                                           -             1
  Other                                                     49             3
                                                        ------        ------
     Total noninterest income                               49             4
                                                        ------        ------

Noninterest expense:
  Compensation and benefits                                245           231
  Occupancy and equipment                                   34            34
  SAIF deposit insurance premiums                           31            29
  Net gain on sale of loans                                (13)            -
  Other                                                     62            47
                                                        ------        ------
     Total noninterest expense                             359           341
                                                        ------        ------

Income before income taxes                                 771           841
Income tax expense                                         278           336
                                                        ------        ------
Net income                                              $  493        $  505
                                                        ======        ======

Earnings per share:
  Basic                                                 $ 0.40        $ 0.40
  Diluted                                               $ 0.39        $ 0.38


See accompanying Notes to Unaudited Consolidated Financial Statements

                             MBLA FINANCIAL CORPORATION
                   Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                       Three Months Ended
                                                           September 30,
                                                       ------------------
                                                          1998    1997
                                                          ----    ----
                                                         (In thousands)

Net income                                                $493    $505

Other comprehensive loss, net of tax:
  Unrealized holding losses arising during period          (25)    (22)
                                                          -----   -----

Comprehensive income                                      $468    $483
                                                          =====   =====

See accompanying Notes to Unaudited Consolidated Financial Statements

                                      MBLA FINANCIAL CORPORATION
                   Consolidated Statements of Changes in Stockholders' Equity
                                            (Unaudited)

                                                                                        Unrealized
                                                                                        Gain (Loss)
                                                                                        Securities
                                                                                        Available-
                                                                                         For-Sale,
                                                                                          Net of
                                                                        Common  Common  Applicable
                                       Additional                       Stock    Stock   Deferred
                                Common   Paid-In   Retained Treasury   Acquired Acquired  Income
                                 Stock   Capital   Earnings   Stock    by ESOP   by RRP   Taxes     Total
                                 -----   -------   --------   -----    -------   ------   -----     -----
                                                       (In thousands)
Three Months Ended
------------------
September 30, 1997
------------------
Balance at June 30, 1997           $17    16,944     18,535  (7,347)     ($282)    ($58)   $727    28,536

 Additions (deductions) for
  the three months ended
  September 30, 1997:
    Net income                       -         -        505       -          -        -       -      505
    Compensation expense
        related to ES                -        33          -       -          -        -       -       33
    Deferred tax on R                -        18          -       -          -        -       -       18
    Purchase of treasury stock
        (30,144 share                -         -          -    (714)         -        -       -    (714)
    Stock options ret                -         -         (9)      -          -        -       -      (9)
    Unrealized gain (loss) on
        securities available-for-
        sale, net of deferred
        income tax of                -         -          -       -          -        -     (22)    (22)
                                 -----------------------------------------------------------------------
Balance, September 30, 1997        $17    16,995     19,031  (8,061)     ($282)    ($58)   $705  28,347
                                 =======================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements

                                  MBLA FINANCIAL CORPORATION
                      Consolidated Statement of Changes in Stockholders' Equity
                                            (Unaudited)

                                                                                         Unrealized
                                                                                         Gain (Loss)
                                                                                         Securities
                                                                                         Available-
                                                                                         For-Sale,
                                                                                         Net of
                                                                               Common    Applicable
                                               Additional                      Stock     Deferred
                                      Common   Paid-In   Retained    Treasury  Acquired  Income
                                      Stock    Capital   Earnings    Stock     by ESOP   Taxes     Total
                                      -----    -------   --------    -----     -------   -----     -----
                                                        (In thousands)
Three Months Ended
------------------
September 30, 1998
------------------
Balance at June 30, 1998                $17    17,526     19,022    (9,395)     ($188)    $859   $27,841

 Additions (deductions) for
  the nine months ended
  September 30, 1998:
    Net income                            -         -        493         -          -        -       493
    Compensation expense
        related to ES                     -        28          -         -          -        -        28
    Deferred tax on R                     -         8          -         -          -        -         8
    Deferred tax on incentive
        options exerc                     -        45          -         -          -        -        45
    Unrealized gain (loss) on
        securities available-for-
        sale, net of deferred
        income tax of                    -         -          -          -          -       (25)     (25)
                                      -------------------------------------------------------------------
Balance, September 30, 1998             $17    17,607     19,515    (9,395)     ($188)    $834    $28,390
                                      ===================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements

                          MBLA FINANCIAL CORPORATION
                    Consolidated Statements of Cash Flows
                            (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                          ------------------
                                                            1998       1997
                                                          --------   --------
                                                             (In thousands)
Cash flow from operating activities:
  Net income                                                $493       $505
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Provision for loan losses                                15         15
     Net loss on disposal of fixed assets                      -          2
     Depreciation                                              9         11
     Amortization of premiums and discounts                   (5)       (11)
     Excess of fair value over cost of ESOP
          unallocated shares                                  28         33
     Deferred tax on RRP                                       8         18
     Deferred tax on incentive options exercised              44          -
     Decrease (increase) in interest receivable                8        210
     Decrease (increase) in other assets                     (54)         6
     Increase (decrease) in income tax payable               226        316
     Increase (decrease) in other liabilities                 18          8
                                                         --------   --------
          Net cash provided by operating activities         $790     $1,113
                                                         --------   --------

Cash flow from investing activities:
  Loans purchased and originated                         (13,823)    (6,936)
  Proceeds from loans sold                                   841          -
  (Increase) decrease in loans, net                        7,045      4,141
  Proceeds from maturities of available-for-sale
        investment securities                              1,500     16,686
  Purchase of available-for-sale investment securities      (250)    (2,183)
  Principal collected on repayments and maturities of
        available-for-sale mortgage-backed and
        related securities                                 1,142        850
  Loans transferred to REO                                    (8)         -
  Proceeds from REO insurance claims                           4          -
  Purchase of equipment and office building improvements      (2)        (7)
                                                         --------   --------
    Net cash provided (used) by investing activities     ($3,551)   $12,551
                                                         --------   --------

Cash flows from financing activities:
  Net increase (decrease) in deposits                      3,098      2,346
  Net increase (decrease) in advances from borrowers
      for taxes and insurance                                 48         38
  Proceeds from FHLB advances                              2,000      2,000
  Principal payments on FHLB advances                        (60)   (15,056)
  Dividends paid                                            (374)      (260)
  Purchase of treasury stock                                   -       (714)
  Stock options retired                                        -         (9)
          Net cash provided (used)
                                                         --------   --------
             by financing activities                      $4,712    (11,655)
                                                         --------   --------

          Increase (decrease) in cash
             and cash equivalents                         $1,951     $2,009

Cash and cash equivalents at beginning of period           3,635      4,714
                                                         --------   --------

Cash and cash equivalents at end of period                $5,586     $6,723
                                                         ========   ========

                         MBLA FINANCIAL CORPORATION
                    Consolidated Statements of Cash Flows
                             (Continued)

                                                         Three Months Ended
                                                             September 30,
                                                         ------------------
                                                           1998       1997
                                                         --------   -------
                                                            (In thousands)
Supplemental cash flow disclosures:
  Cash paid for:
     Interest                                              $1,350    $1,812
                                                         ========   =======

     Income Taxes                                               -        $2
                                                         ========   =======

Noncash activity:
  Loans transferred to real estate owned                       $8         -
                                                         ========   =======

See accompanying Notes to Unaudited Consolidated Financial Statements

                  MBLA FINANCIAL CORPORATION AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements

(1)       Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three month period ended September 30, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1999.

          The unaudited consolidated financial statements include the amounts of MBLA Financial Corporation (the "Holding Company") and its wholly-owned subsidiary, Macon Building and Loan Association, (the "Association"), and the Association's wholly-owned subsidiary, MBL Financial Services, for the three month period ended September 30, 1998. The consolidated financial statements for the prior period include accounts of the Holding Company and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

(2)       Conversion to Stock Ownership

          The Board of Directors of the Association, on December 10, 1992, unanimously adopted a Plan of Conversion pursuant to which the Association converted from a state chartered mutual savings and loan association to a state chartered stock savings and loan association, with the concurrent formation of the Holding Company. The Holding Company, on June 24, 1993, sold 1,725,000 shares of common stock at $10.00 per share to depositors, borrowers from and employees of the Association during the subscription offering. The proceeds from the conversion, after recognizing conversion expenses and underwriting costs of approximately $840,000, were $16.41million and are recorded as common stock and additional paid in capital on the accompanying unaudited consolidated statement of financial condition. The Holding Company utilized approximately $8.205 million of the net proceeds to purchase all of the capital stock of the Association.

          The Association has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion.
          The ESOP borrowed $685,000 from the Holding Company and purchased 68,500 common shares issued in the conversion. The Association is making the scheduled discretionary cash contributions to the ESOP
          sufficient to service the amount borrowed.   To date, the
          Association has made payments of $590,000 ($497,000 in principal) to
          the Holding Company.   The $188,000 ESOP obligation ($685,000 in
          stock issued by the Holding Company on June 30, 1993 less the principal payments made by the Association) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

          The Association established several Recognition and Retention Plans ("RRP's") which purchased in the aggregate 69,000 shares of common stock in the conversion. The Association contributed $690,000 to fund the purchase of the RRP shares. All but 4,692 shares were awarded to directors and officers at conversion and were earned over varying annual rates, depending upon the individual's position in the Association. The aggregate purchase price of these shares will be amortized as compensation expense over the participants' vesting period. The unamortized cost is reflected as a reduction of stockholders' equity. The remaining 4,692 shares were awarded to directors on January 2, 1998 and were accordingly expensed at that time.

          The Holding Company has adopted stock option plans for the benefit of directors, officers, and other key employees of the Association. The number of shares of common stock reserved for issuance under the stock option plans was equal to 10% of the total number of common shares issued pursuant to the Association's conversion to the stock form of ownership. The option exercise price was $10.00 as of the date of the option grant, and the maximum option term cannot exceed ten years. The stock options awarded to directors may be exercised at any time after grant. The stock options awarded to officers and other key employees are exercisable on a cumulative basis in equal installments over varying time periods, depending upon the officer's or employee's position with the Association. At June 24, 1993, 172,500 stock options were issued with 9,833 reserved for future use
          and 162,667 granted.   The remaining 9,833 options were awarded to
          directors during the quarter ended September 30, 1997. As of September 30, 1998, 94,275 options had been exercised or retired, leaving a total of 78,225 which had not been exercised.

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

(4)       Stock Repurchase Program

          During the quarter ended September 30, 1998, the Company did not repurchase any sharesof its common stock. As of November 2, 1998,
     MBLA Financial Corporation has repurchased a total of 518,190 shares of its common stock.

(5)       Commitments and Contingencies

          Commitments to originate and purchase mortgage loans of $7.779 million at September 30, 1998, represent amounts which the Association plans to fund within the normal commitment period of sixty to ninety days. As of September 30, 1998, the Association had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Association had commitments outstanding of $614,000 to sell mortgage loans at September 30, 1998. The Association did not have any commitments outstanding at September 30, 1998 to sell mortgage-backed and related securities or investment securities.

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

Liquidity and Capital Resources

          The Holding Company and Association's most liquid assets are cash, due from banks and interest-earning deposits. The levels of these assets are dependent on the Association's lending, investing, operating, and deposit activities during any given period. At September 30, 1998, cash, due from banks and interest-earning deposits totalled $5.586 million.

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

          The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, due from banks, interest-earning deposits, short and intermediate term U.S. Government and government agency securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. The current required liquidity ratio is 4%. The Association historically has maintained a level of liquid assets in excess of this regulatory requirement. The Association's liquidity ratios were 10.81% and 7.20% at September 30, 1998 and 1997, respectively. Liquidity management for the Association is both a daily and
long term function of the Association's management strategy.   In the event
that the Association should require funds beyond its ability to generate internally, additional sources of funds are available through the use of Federal Home Loan Bank advances and reverse repurchase agreements.

          The primary investment activity of the Association is the origination and purchase of mortgage loans. During the three months ended September 30, 1998 and 1997, the Association originated and purchased mortgage loans in the aggregate amount of $13.823 million and $6.936 million, respectively. During the three months ended September 30, 1998, the Association sold loans in the amount of $841,000. Another investment activity of the Association is the investment of funds in U.S. Treasury securities, agency bonds, mortgage-backed securities, collateralized mortgage obligations and FHLB overnight funds. During periods when the Association's loan demand is limited, the Association may purchase short-term investment securities to obtain a higher yield than otherwise available.

          At September 30, 1998, the Association had outstanding loan commitments to originate and purchase $7.779 million of loans. The Association believes that it will have sufficient funds available to meet all
of these commitments.   At September 30, 1998, the Association had outstanding
commitments of $614,000 to sell mortgage loans. The Association did not have any outstanding commitments to sell mortage-backed and related securities or any other investment securities at September 30, 1998. Should the Association need to, the Board of Directors has authorized management to obtain additional short-term advances from the Federal Home Loan Bank of Des Moines to fund loan
purchases.     At September 30, 1998, certificates of deposit which are
scheduled to mature in one year or less from September 30, 1998, totalled $87.659 million. Management believes that a significant portion of these funds will remain with the Association.

Capital and Prompt Corrective Action Ratios

          At September 30, 1998, the Association exceeded each OTS capital and prompt corrective action ratio. The following table sets forth the OTS minimum ratios for "adequately capitalized" and "well capitalized", as well as the Association ratio, for each category.

                  Minimum                  Minimum
                  "Adequately              "Well
                  Capitalized"             Capitalized"           Association
Ratio             Ratio                    Ratio                  Ratio
-------------     ----------               -------------          -----------

Tier 1 (Core)
Capital Ratio         4%                        5%                   13.14%

Total Risk-Based
Capital Ratio         8%                       10%                   31.22%

Tier 1 Risk-Based
Capital Ratio         4%                        6%                   30.43%

The minimum OTS Tangible Equity Ratio to be deemed other than "critically under capitalized" is 2%. At September 30, 1998, the Association's tangible equity ratio was 13.14%.

Changes in Financial Condition

          Total assets increased $5.492 million to $208.720 million at September 30, 1998 from $203.228 million at June 30, 1998. Cash due from banks and interest-earning deposits increased $1.951 million to $5.586 million. Loans receivable increased $5.921 million to $142.568 million at
September 30, 1998 from $136.647 million at June 30, 1998.   Mortgage-backed
and related securities decreased $1.206 million to $47.020 million at September 30, 1998. Investment securities decreased $1.219 million to $8.551 million at September 30, 1998. FHLB stock was unchanged at $3.134 million at September 30, 1998.

          Deposits increased $3.098 million or 2.69% from $115.330 million at June 30, 1998 to $118.428 million at September 30, 1998. The average cost of deposits decreased from 5.65% at June 30, 1998 to 5.62% at September 30, 1998. Advances from the Federal Home Loan Bank of Des Moines increased $1.940 million to $60.580 million at September 30, 1998 from $58.640 million at June 30, 1998. The average cost of advances decreased from 5.63% at June 30, 1998 to 5.59% at September 30, 1998.

          Stockholders' equity increased $549,000 to $28.390 million at September 30, 1998, from $27.841 million at June 30, 1998. MBLA Financial Corporation's capital to assets ratio was 13.60% as of September 30, 1998 as compared to 13.70% at June 30, 1998.

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

          The Association utilizes ARMs to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. Management is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's directive that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 87.66% of Macon Building and Loan Association's mortgage loan portfolio as of September 30, 1998, consisted of ARMs, including ARM loans secured by commercial real estate. Approximately 77.68% of all ARMs, or 68.09% of all loans, are adjustable in one, two, or three years from September 30, 1998.

FASB 115

          MBLA Financial Corporation and Macon and Building and Loan Association have adopted and implemented FASB 115 which requires investments in equity securities that have readily determinable fair values and all investments in debt securities be classified as either: (1) held-to-maturity,
(2) trading securities or (3) available-for-sale.

          MBLA Financial Corporation and Macon Building and Loan Association have classified all securities as available-for-sale with all investments reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity. At September 30, 1998, the effect on stockholders' equity was an addition of $834,000 net of deferred income taxes as compared to an addition of $859,000 at June 30, 1998 net of deferred income taxes.

Year 2000

          The Association will convert its data processing system from FISERV's thrift platform to FISERV's ITI platform in August 1999. The Association will be installing new teller terminals in the next few weeks at an approximate installed cost of $12,000. These new terminals will be Y2K compliant as will all other computer hardware currently in use. The total cost of conversion will be approximately $80,000 -$100,000, with the majority of expense incurred in the next fiscal year ending June 30,2000.

Y2K testing of the FISERV ITI processing system will be done by proxy. FISERV is currently in the process of proxy testing and should finish by December 1,
1998.   They will provide written documentation to Association management by mid-December 1998. Testing of the Association system will be during and after conversion to the ITI system in August 1999. Testing of the "connectivity" to FISERV will also be completed at that time.

The Association has contacted all other major software vendors and mission central third-party providers. The Association does not expect any major capital expenditures on these areas at this time.

Asset Quality

          The Holding Company and the Association regularly review interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Association's non-accrual mortgage loans delinquent more than 90 days decreased from $887,000 at June 30, 1998 to $878,000 at September 30, 1998.

          The table on the following page sets forth information regarding the Association's non-accrual loans and foreclosed real estate at the dates indicated. The Association discontinues accruing interest on delinquent loans no later than ninety days past due, at which time all accrued but uncollected interest is reversed. At September 30, 1998, the Association has no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                                                     MBLA FINANCIAL CORPORATION
                                                              Asset Quality



                               September 30,    June 30,     March 31,     December 31,     September 30,
                                   1998           1998         1998            1997              1997
                               --------------------------------------------------------------------------
                                                      (Dollars in thousands)
Non-accrual mortgage loans
  delinquent more than 90 days     $878          $887        $1,137         $1,063            $1,283
Non-accrual other loans
  delinquent more than 90 days        0             0             0              0                 0
Total non-performing loans          878           887         1,137          1,063             1,283
Real estate owned and in-
  substance foreclosed loans
  net of related allowance            4             0             0              0                 0

   Total non-performing assets     $882          $887        $1,137         $1,063            $1,283

Non-performing loans to
  total loans                      0.62%         0.65%         0.85%          0.82%            0.99%
Non-performing assets to
  total assets                     0.42%         0.44%         0.55%          0.48%            0.57%

Allowance for loan losses
  to non-performing loans         79.93%        77.79%        59.37%         62.09%           50.27%


Results of Operations

          Comparison of quarterly results in this section are between the three month periods ended September 30, 1998, and September 30, 1997.

General

          Net income for the quarter ended September 30, 1998 was $493,000, a decrease of $12,000 from the $505,000 net income for the quarter ended September 30, 1997. Basic earnings per share for the quarter ended September 30, 1998 were 40 cents per share as compared to 40 cents per share for the
quarter ended September 30, 1997.   Diluted earnings per share were 39 cemts
per share for the quarter ended September 30, 1998 as compared to 38 cents per share for the quarter ended September 30, 1997.

          Comprehensive income for the quarter ended September 30, 1998 was $468,000 as compared to $483,000 for the quarter ended September 30, 1997. The only comprehensive loss component was unrealized holding losses on available-for-sale securities during both quarters.

Interest Income

          Interest income decreased $393,000 or 9.85% to $3.598 million for the quarter ended September 30, 1998 from $3.991 million for the quarter ended September 30, 1997. Interest on mortgage loans increased $204,000 for the three month period ended September 30, 1998 over the same period ended September 30, 1997. Interest on investment securities decreased $163,000 for the three month period ended September 30, 1998 as compared to the quarter ended September 30, 1997. Interest on mortgage-backed and related securities decreased $399,000 for the three month period ended September 30, 1998 as compared to the same period ended September 30, 1997. Interest on other interest-earning assets decreased $35,000 for the three month period ended September 30, 1998 as compared to the same period ended September 30, 1997.

Interest Expense

          Interest expense for the quarter ended September 30, 1998 was $2.502 million as compared to $2.798 million for the quarter ended September 30, 1997, a decrease of $296,000 or 10.58%. Interest expense on deposits increased $183,000 to $1.647 million at September 30, 1998 from $1.464 million at September 30, 1997. Interest expense on advances decreased $479,000 to $855,000 at September 30, 1998 from $1.334 million at September 30, 1997. The average cost of funds which includes both interest paid on deposits and interest paid on advances, decreased from 5.65% at September 30, 1997 to 5.62% at September 30, 1998.

Net Interest Income

          Net interest income before provisions for loan losses was $1.096 million for the quarter ended September 30, 1998 as compared to $1.193 million for the quarter ended September 30, 1997, a decrease of $97,000.

Provision for Loan Losses

          At September 30, 1998, the provision for loan losses general loan valuation allowance is $705,000. For the three months ended September 30, 1998, provision for loan losses was increased $15,000 as compared to an
increase of $15,000 during the quarter ended September 30, 1997.    The
Association formerly had a policy of maintaining a general loan valuation allowance of one-half of one percent of outstanding loans, but has revised their policy to increase the loan valuation allowance to $1 million by increasing the allowance $5,000 per month. The Association continuously monitors this provision.

Noninterest Income

          Other income for the quarter ended September 30, 1998 was $49,000 as
compared to $4,000 for the quarter ended September 30, 1997.   Other
noninterest income for the quarter ended September 30, 1998 was enhanced by a $42,000 Missouri state income tax refund for tax years 1996 and 1997. Other income is not considered a significant part of the overall income of the company.

Noninterest Expense

          Noninterest expense for the quarter ended September 30, 1998 increased $18,000 to $359,000, as compared to $341,000 for the quarter ended
September 30, 1997.   Compensation and benefits increased $14,000 and other
noninterest expense increased $15,000 for the quarter ended September 30, 1998.

Income Tax

          The provision for federal and state income taxes decreased $58,000 to $278,000 for the quarter ended September 30, 1998 as compared to $336,000 for the quarter ended September 30, 1997.

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

                                               MBLA Financial Corporation
                                           ----------------------------------

                                                     (Registrant)


Dated: November 3, 1998                    /s/ John T. Neer
                                           ----------------------------------
                                           John T. Neer
                                           President and
                                           Chief Executive Officer
                                           (Duly Authorized Officer)


Dated: November 3, 1998                    /s/ Clyde D. Smith
                                           ----------------------------------
                                           Clyde D. Smith
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                            Exhibit 11

          Exhibit 11.  Statement re:  Computation of Per Share Earnings

                                                             Quarter Ended
                                                             Sept. 30, 1998
                                                             --------------

          1.   Net income                                    $      493,000
                                                             ==============

          2.   Weighted average common shares outstanding         1,229,754
                                                             ==============

          3.   Basic earnings per share                      $         0.40
                                                             ==============

          4.   Weighted average common shares outstanding         1,229,754

          5.   Additional dilutive shares using the
               average market value for the period
               utilizing the treasury stock method
               regarding stock options                               47,206
                                                             --------------

          6.   Total weighted average common shares
               and equivalents outstanding for fully
               diluted earnings per share computation             1,276,960
                                                             ==============

          7.   Diluted earnings per share                    $         0.39
                                                             ==============