Form 10-Q
period 1998-12-31
MBLA FINANCIAL CORP
filed 1999-02-16
CIK 897999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                ----------------


                                   FORM 10-Q

              Quarterly Report Under Section 13 or 15(d) of the
                      Securities and Exchange Act of 1934


                               ------------------


For the Quarter Ended December 31, 1998              Commission File No. 0-21482


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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 1,247,021 at February 2, 1999.

================================================================================

                   MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                                   FORM 10-Q

                                     Index

Part I.    Financial Information                                                        Page
--------------------------------                                                       ------
Item 1      Financial Statements

            Consolidated Statements of Financial Condition as of December 31,
            1998 (unaudited) and June 30, 1998..........................................  2

            Consolidated Statements of Income for the Three Months
            ended December 31, 1998 and 1997 (unaudited) and for the
            Six Months ended December 31, 1998 and 1997 (unaudited).....................  3

            Consolidated Statements of Comprehensive Income for the
            Three Months ended December 31, 1998 and 1997 (unaudited) and for the
            Six Months ended December 31, 1998 and 1997 (unaudited).....................  4

            Consolidated Statements of Changes in Stockholders' Equity
            for the Six Months ended December 31, 1998 and
            1997 (unaudited)............................................................  5

            Consolidated Statements of Cash Flows for the Six Months
            ended December 31, 1998 and 1997 (unaudited)................................  7

            Notes to Unaudited Consolidated Financial Statements........................  9

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................................... 11

Item 3      Quantitative and Qualitative Disclosures About Market Risk.................. 20


Part II.    Other Information
-----------------------------

Item 1      Legal Proceedings........................................................... 21

Item 2      Changes in Securities and Use of Proceeds................................... 21

Item 3      Default upon Senior Securities.............................................. 21

Item 4      Submission of Matters to a Vote of Security Holders......................... 21

Item 5      Other Information........................................................... 21

Item 6      Exhibits and Reports on Form 8-K............................................ 21

Signature Page.......................................................................... 23

                          MBLA FINANCIAL CORPORATION
                Consolidated Statements of Financial Condition

                                                         December 31,
                                                              1998        June 30,
                                                          (unaudited)       1998
                                                         ------------     --------
           ASSETS                                               (In thousands)
Cash on hand and noninterest-earning deposits                    $798         $580
Interest-earning deposits in other institutions                 7,578        3,055
Investment securities available-for-sale, at fair value         7,043        9,770
Mortgage-backed and related securities
  available-for-sale, at fair value                            45,633       48,226
Loans receivable, net                                         142,064      136,647
FHLB stock                                                      3,134        3,134
Accrued interest receivable                                     1,128        1,162
Real estate owned                                                   4           -
Premises and equipment                                            278          282
Other assets                                                      416          372
                                                             --------     --------
     Total assets                                            $208,076     $203,228
                                                             ========     ========


  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                     $120,865     $115,330
Advances from Federal Home Loan Bank                           57,518       58,640
Advances from borrowers for taxes and insurance                    64          165
Income taxes payable                                              520          541
Accrued expenses and other liabilities                            748          711
                                                             --------     --------
     Total liabilities                                       $179,715     $175,387
                                                             --------     --------

Preferred stock, $.01 par value;
  authorized 500,000 shares; none outstanding                $     -      $     -
Common stock, $.01 par value; authorized 2,500,000
   shares, issued 1,765,211 shares at
   December 31, 1998 and June 30, 1998                             17           17
Additional paid-in capital                                     17,678       17,526
Retained earnings, substantially restricted                    19,616       19,022
Less:
   Treasury stock, at cost - 518,190 shares at
     December 31, 1998 and June 30, 1998                       (9,395)      (9,395)
  Common stock acquired by the ESOP                              (139)        (188)
  Unrealized gain on securities available-for-sale,
     net of applicable deferred income taxes                      584          859
                                                             --------     --------
     Total stockholders' equity                               $28,361      $27,841
                                                             --------     --------
     Total liabilities and stockholders' equity              $208,076     $203,228
                                                             ========     ========

See accompanying Notes to Unaudited Consolidated Financial Statements

                          MBLA FINANCIAL CORPORATION
                       Consolidated Statements of Income
                                  (Unaudited)

                                                       Three Months Ended                 Six Months Ended
                                                           December 31,                     December 31,
                                                       -------------------             -------------------
                                                        1998         1997               1998         1997
                                                       ------       ------             ------       ------
                                                          (In thousands)                   (In thousands)
Interest income:
  Loans receivable                                     $2,588       $2,386             $5,166       $4,760
  Investment securities                                   169          278                355          627
  Mortgage-backed and related securities                  759        1,171              1,562        2,373
  Other interest-earning assets                            83          101                114          167
                                                       ------       ------             ------       ------
     Total interest income                              3,599        3,936              7,197        7,927

Interest expense:
  Deposits                                              1,653        1,521              3,300        2,985
  Advances                                                812        1,247              1,667        2,581
                                                       ------       ------             ------       ------
     Total interest expense                             2,465        2,768              4,967        5,566

  Net interest income                                   1,134        1,168              2,230        2,361

Provision for loan losses                                  15           15                 30           30
                                                       ------       ------             ------       ------
Net interest income after provision
  for loan losses                                       1,119        1,153              2,200        2,331
                                                       ------       ------             ------       ------

Noninterest income:
  Committment fees                                         -            -                  -             1
  Other                                                     6            1                 55            4
                                                       ------       ------             ------       ------
     Total noninterest income                               6            1                 55            5
                                                       ------       ------             ------       ------

Noninterest expense:
  Compensation and benefits                               249          244                494          475
  Occupancy and equipment                                  33           39                 67           73
  SAIF deposit insurance premiums                          33           32                 64           61
  Net gain on sale of investments                          -           (14)                -           (14)
  Net gain of sale of loans                               (15)          -                 (28)          -
  Other                                                    77           62                139          109
                                                       ------       ------             ------       ------
     Total noninterest expense                            377          363                736          704
                                                       ------       ------             ------       ------

Income before income taxes                                748          791              1,519        1,632
Income tax expense                                        278          317                556          653
                                                       ------       ------             ------       ------
Net income                                             $  470       $  474             $  963       $  979
                                                       ======       ======             ======       ======

Earnings per share:
  Basic                                                 $0.38        $0.38              $0.78        $0.78
  Diluted                                               $0.37        $0.36              $0.76        $0.74

See accompanying Notes to Unaudited Consolidated Financial Statements

                          MBLA FINANCIAL CORPORATION
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                       Three Months Ended               Six Months Ended
                                                           December 31,                     December 31,
                                                       -------------------             -------------------
                                                        1998         1997               1998         1997
                                                       ------       ------             ------       ------
                                                          (In thousands)                   (In thousands)
Net income                                             $  470       $  474             $  963       $  979

Other comprehensive gain (loss), net of tax:
   Unrealized holding gains (losses)
      arising during period                              (250)         181               (275)         159
                                                       ------       ------             ------       ------

Comprehensive income                                   $  220       $  655             $  688       $1,138
                                                       ======       ======             ======       ======

See accompanying Notes to Unaudited Consolidated Financial Statements

                          MBLA FINANCIAL CORPORATION
          Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)

                                                                                                             Unrealized
                                                                                                             Gain (Loss)
                                                                                                             Securities
                                                                                                             Available-
                                                                                                              For-Sale,
                                                                                                               Net of
                                                                                      Common      Common     Applicable
                                               Additional                              Stock       Stock       Deferred
                                     Common     Paid-In      Retained    Treasury    Acquired    Acquired      Income
                                     Stock      Capital      Earnings     Stock      by ESOP      by RRP       Taxes         Total
                                     ------    ----------    --------    --------    --------    --------    -----------    -------
                                                                              (In thousands)
Six Months Ended
December 31, 1997

Balance at June 30, 1997              $17       $16,944      $18,535     ($7,347)     ($282)      ($58)         $727        $28,536

 Additions (deductions) for
  the six months ended
  December 31, 1997:
    Net income                          -             -          979           -          -          -             -            979
    Compensation expense
        related to ESOP                 -            74            -           -          -          -             -             74
    Reduction of ESOP
        obligation                      -             -            -           -         47          -             -             47
    Deferred tax on RRP                 -            36            -           -          -          -             -             36
    Dividends on unallocated
        ESOP shares                     -             -            6           -          -          -             -              6
    Purchase of treasury stock
        (43,923 shares)                 -             -            -      (1,089)         -          -             -         (1,089)
    Stock options exercised             -           155            -           -          -          -             -            155
    Stock options retired               -             -         (299)          -          -          -             -           (299)
    Dividends declared                  -             -         (257)          -          -          -             -           (257)
    Unrealized gain (loss) on
        securities available-for-
        sale, net of deferred
        income tax of $93,000           -             -            -           -          -          -           159            159
                                     ----------------------------------------------------------------------------------------------
Balance, December 31, 1997            $17       $17,209      $18,964     ($8,436)     ($235)      ($58)         $886        $28,347
                                     ==============================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements

                          MBLA FINANCIAL CORPORATION
          Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)

                                                                                                 Unrealized
                                                                                                 Gain (Loss)
                                                                                                 Securities
                                                                                                 Available-
                                                                                                  For-Sale,
                                                                                                   Net of
                                                                                      Common     Applicable
                                               Additional                              Stock       Deferred
                                     Common     Paid-In      Retained    Treasury    Acquired      Income
                                     Stock      Capital      Earnings     Stock      by ESOP       Taxes         Total
                                     ------    ----------    --------    --------    --------    -----------    -------
                                                                    (In thousands)
Six Months Ended
December 31, 1998

Balance at June 30, 1998              $17       $17,526      $19,022     ($9,395)     ($188)        $859        $27,841

 Additions (deductions) for
  the six months ended
  December 31, 1998:
    Net income                          -             -          963           -          -            -            963
    Compensation expense
        related to ESOP                 -            47            -           -          -            -             47
    Reduction of ESOP
       obligation                       -             -            -           -         49            -             49
    Deferred tax on RRP                 -            16            -           -          -            -             16
    Dividends on unallocated
       ESOP shares                      -             -            5           -          -            -              5
    Deferred tax on incentive
        options exercised               -            89            -           -          -            -             89
    Dividends declared                  -             -         (374)          -          -            -           (374)
    Unrealized gain (loss) on
        securities available-for-
        sale, net of deferred
        income tax of $161,000          -             -            -           -          -         (275)          (275)
                                     ----------------------------------------------------------------------------------
Balance, December 31, 1998            $17       $17,678      $19,616     ($9,395)     ($139)        $584        $28,361
                                     ==================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements

                          MBLA FINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                               Six Months Ended
                                                                                  December 31,
                                                                          -------------------------
                                                                            1998             1997
                                                                          --------         --------
                                                                               (In thousands)
Cash flow from operating activities:
  Net income                                                              $    963        $     979
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Provision for loan losses                                                  30               30
     Net gain on sale of mortgage-backed and related securities                 -               (14)
     Net loss on disposal of fixed assets                                       -                 2
     Depreciation                                                               19               22
     Amortization of premiums and discounts                                     (7)             (19)
     Excess of fair value over cost of ESOP unallocated shares                  46               74
     Deferred tax on RRP                                                        16               36
     Deferred tax on incentive options exercised                                89               -
     Decrease (increase) in interest receivable                                 36              194
     Decrease (increase) in other assets                                       (44)              15
     Increase (decrease) in income tax payable                                 140              117
     Increase (decrease) in other liabilities                                   33              (17)
                                                                          --------         --------
          Net cash provided by operating activities:                      $  1,321         $  1,419
                                                                          --------         --------

Cash flow from investing activities:
  Loans purchased and originated                                           (24,777)         (13,193)
  Proceeds from loans sold                                                   2,147               95
  (Increase) decrease in loans, net                                         17,182            9,614
  Proceeds from maturities of available-for-sale investment securities       3,000           18,682
  Purchase of available-for-sale investment securities                        (250)          (2,933)
  Principal collected on repayments and maturities of available-
     for-sale mortgage-backed and related securities                         2,142            1,882
  Proceeds from sale of mortgage-backed and related securities                  -             3,905
  Loans transferred to REO                                                      (8)              -
  Proceeds from REO insurance claims                                             4               -
  Purchase of equipment and office building improvements                       (14)             (10)
                                                                          --------         --------
          Net cash provided (used) by investing activities                   ($574)        $ 18,042
                                                                          --------         --------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                        5,535            6,960
  Net increase (decrease) in advances from borrowers
      for taxes and insurance                                                 (101)            (116)
  Proceeds from FHLB advances                                                2,000            2,000
  Principal payments on FHLB advances                                       (3,121)         (20,113)
  Dividends paid                                                              (368)            (254)
  Purchase of treasury stock                                                     -           (1,090)
  Issuance of common stock                                                       -               155
  Unearned ESOP compensation decrease                                           49               47
  Stock options retired                                                          -             (299)
                                                                          --------         --------
          Net cash provided (used) by financing activities                $  3,994         ($12,710)
                                                                          --------         --------

          Increase (decrease) in cash and cash equivalents                $  4,741         $  6,751

Cash and cash equivalents at beginning of period                             3,635            4,714
                                                                          --------         --------

Cash and cash equivalents at end of period                                $  8,376         $ 11,465
                                                                          ========         ========

                          MBLA FINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Continued)

                                                   Six Months Ended
                                                     December 31,
                                                  ------------------
                                                   1998        1997
                                                  ------      ------
                                                      (In thousands)
Supplemental cash flow disclosures:
  Cash paid for:
     Interest                                     $2,679      $3,666
                                                  ======      ======

     Income Taxes                                   $311        $500
                                                  ======      ======

Noncash activity:
  Loans transferred to real estate owned              $8          -
                                                  ======      ======

See accompanying Notes to Unaudited Consolidated Financial Statements

                   MBLA FINANCIAL CORPORATION AND SUBSIDIARY
             Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and six month periods ended December 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1999.

     The unaudited consolidated financial statements include the amounts of MBLA Financial Corporation (the "Holding Company") and its wholly-owned subsidiary, Macon Building and Loan Association, F.A. (the "Association"), and the Association's wholly-owned subsidiary, MBL Financial Services, for
     the three and six month periods ended December 31, 1998.   The consolidated
     financial statements for the prior period include accounts of the Holding Company and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

(2)  Conversion to Stock Ownership

     The Holding Company, a Delaware corporation, was incorporated on February 23, 1993 for the purpose of becoming the holding company for the Association upon the Association's conversion from the mutual to stock form of ownership. The conversion was completed on June 24, 1993. The proceeds from the conversion, after recognizing conversion expenses and underwriting costs of approximately $840,000, were $16.41 million and are recorded as common stock and additional paid in capital on the accompanying unaudited consolidated statement of financial condition. The Holding Company utilized approximately $8.205 million of the net proceeds to purchase all of the capital stock of the Association.

     The Association has established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with the conversion. The ESOP borrowed $685,000 from the Holding Company and purchased 68,500 common shares issued in the conversion. The Association is making the scheduled discretionary cash contributions to the ESOP sufficient to service the
     amount borrowed.   To date, the Association has made payments of $643,000
     ($546,000 in principal) to the Holding Company.   The $139,000 ESOP
     obligation ($685,000 in stock issued by the Holding Company on June 30, 1993 less the principal payments made by the Association) is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction of stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

     The Association established several Recognition and Retention Plans ("RRP's") which purchased in the aggregate 69,000 shares of common stock in the conversion. The Association contributed $690,000 to fund the purchase of the RRP shares. All but 4,692 shares were awarded to directors and officers at conversion and were earned over varying annual rates, depending upon the individual's position in the Association. The aggregate purchase price of these shares was amortized as compensation expense over the participants' vesting period. The remaining 4,692 shares were awarded to directors on January 2, 1998 and were accordingly expensed at that time.

     The Holding Company has adopted stock option plans for the benefit of directors, officers, and other key employees of the Association. The number of shares of common stock reserved for issuance under the stock option plans was equal to 10% of the total number of common shares issued pursuant to the Association's conversion to the stock form of ownership. The option exercise price was $10.00 as of the date of the option grant, and the maximum option term cannot exceed ten years. The stock options awarded to directors may be exercised at any time after grant. The stock options awarded to officers and other key employees are exercisable on a cumulative basis in equal installments over varying time periods, depending upon the officer's or employee's position with the Association. At June 24, 1993, 172,500 stock options were issued with 9,833 reserved for future
     use and 162,667 granted.   The  remaining 9,833 options were awarded to
     directors during the quarter ended September 30, 1997 at an exercise price
     of $23.50.   As of December 31, 1998, 94,275 options had been exercised or retired, leaving a total of 78,225 which had not been exercised.

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

(4)  Stock Repurchase Program

     During the quarter ended December 31, 1998, the Company did not repurchase any shares of its common stock. As of December 31, 1998, MBLA Financial Corporation had repurchased a total of 518,190 shares of its common stock.

(5)  Commitments and Contingencies

     Commitments to originate and purchase mortgage loans of $3.822 million at December 31, 1998, represent amounts which the Association plans to fund within the normal commitment period of sixty to ninety days. As of December 31, 1998, the Association had no commitments to purchase mortgage-
     backed securities, CMOs or investment securities.   The Association had
     commitments outstanding of $1.098 million to sell mortgage loans at December 31, 1998. The Association did not have any commitments outstanding at December 31, 1998 to sell mortgage-backed and related securities or investment securities.

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

     Macon Building and Loan Association, F.A., originally founded in 1885, is a Federally chartered stock savings and loan association headquartered in Macon, Missouri. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC"). The Association serves Macon and Randolph Counties, Missouri. The Association conducts business through its main office and one branch office in Moberly, Missouri.

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

     The Association's operating strategies have been developed to respond to the economic conditions prevailing in the Association's primary market area. Macon's deposits are generated primarily from customers located in the Association's primary market area. However, due to insufficient loan demand, the Association has, for over 30 years, purchased the majority of its loans from selected mortgage banking companies and financial institutions located primarily in Columbia, Boone County, Missouri, and to a lesser extent, the Kansas City, St. Louis, Springfield and Cape Girardeau areas. The sellers retain servicing rights on the loans purchased by the Association. By extending its lending market area and employing alternative investment opportunities, such as mortgage-backed and related securities and other investment securities, the Association has attempted to limit, and believes it has been successful in limiting, the impact of these economic conditions on its results of operations.

     The economy of Boone County is primarily dependent on the services and government industries. The education industry also plays an important role in the economy of Boone County as three colleges and universities are located there.

     The Association continues to maintain a high level of asset quality and has remained profitable. The local economies of both Macon County and Randolph County have improved and the demand for mortgage loans is good but the Association still must purchase the majority of their mortgage loans. Past performance, however, is not a guarantee of future results.

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

Liquidity and Capital Resources

     The Holding Company and Association's most liquid assets are cash, due from banks and interest-earning deposits. The levels of these assets are dependent on the Association's lending, investing, operating, and deposit activities during any given period. At December 31, 1998, cash, due from banks and interest-earning deposits totalled $8.376 million.

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

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, due from banks, interest-earning deposits, short and intermediate term U.S. Government and government agency securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. The current required liquidity ratio is 4%. The Association historically has maintained a level of liquid assets in excess of this regulatory requirement. The Association's liquidity ratios were 11.81% and 8.51% at December 31, 1998 and 1997, respectively. Liquidity management for the Association is both a daily and long term function of the
Association's management strategy.   In the event that the Association should
require funds beyond its ability to generate internally, additional sources of funds are available through the use of Federal Home Loan Bank advances and reverse repurchase agreements.

     The primary investment activity of the Association is the origination and
purchase of mortgage loans.   During the three months ended December 31, 1998
and 1997, the Association originated and purchased mortgage loans in the aggregate amount of $10.954 million and $6.904 million, respectively. During the three months ended December 31, 1998, the Association sold loans in the amount of $1.306 million. Another investment activity of the Association is investment in U.S. Treasury securities, agency bonds, mortgage-backed securities,
collateralized mortgage obligations and FHLB overnight funds.   During periods
when the Association's loan demand is limited, the Association may purchase short-term investment securities to obtain a higher yield than otherwise available.

     At December 31, 1998, the Association had outstanding loan commitments to originate and purchase $3.822 million of loans. The Association believes that
it will have sufficient funds available to meet all of these commitments.   At
December 31, 1998, the Association had outstanding commitments of $1.098 million to sell mortgage loans. The Association did not have any outstanding commitments to sell mortage-backed and related securities or any other investment securities at December 31, 1998. Should the Association need to, the Board of Directors has authorized management to obtain additional short-term advances from the Federal Home Loan Bank ("FHLB") of Des Moines to fund loan
purchases.   At December 31, 1998, the Association had an available credit line of approximately $19 million with the FHLB of Des Moines, under which $57.518 million was oustanding. If needed, the Association can pledge more collateral to obtain a higher credit line.

     At December 31, 1998, certificates of deposit which are scheduled to mature in one year or less from December 31, 1998, totalled $89.633 million.
Management believes that a significant portion of these funds will remain with the Association.

Capital and Prompt Corrective Action Ratios

     At December 31, 1998, the Association exceeded each OTS capital and prompt corrective action ratio. The following table sets forth the OTS minimum ratios for "adequately capitalized" and "well capitalized", as well as the Association ratio, for each category.

                        Minimum       Minimum
                      "Adequately      "Well
                     Capitalized"   Capitalized"   Association
Ratio                    Ratio          Ratio         Ratio
-------------------  -------------  -------------  ------------

Tier 1 (Core)
Capital Ratio              4%             5%          13.26%

Total Risk-Based
Capital Ratio              8%            10%          31.12%

Tier 1 Risk-Based
Capital Ratio              4%             6%          30.33%

The minimum OTS Tangible Equity Ratio to be deemed other than "critically under capitalized" is 2%. At December 31, 1998, the Association's tangible equity ratio was 13.26%.

Changes in Financial Condition

     Total assets increased $4.848 million to $208.076 million at December 31,
1998 from $203.228 million at June 30, 1998.   The increase in assets is
primarily attributable to the increase in loans receivable and interest-earning deposits, partially offset by decreases in investment securities and mortgage-backed and related securities.

     Cash due from banks and interest-earning deposits increased from $4.741 million to $8.376 million. This increase was due, in part, to a net inflow of deposits and the maturing of investment securities which were invested in overnight funds. The increased balance on cash due from bank and interest-earning deposits are expected to be used to fund outstanding loan commitments and to repay borrowings.

     Investment securities decreased $2.727 million to $7.043 million at December 31, 1998 from $9.770 million at June 30, 1998. The decrease is attributable to the maturing of investment securities in an amount greater than the purchase of investment securities during the six months ended December 31, 1998.

     Mortgage-backed and related securities decreased $2.593 million to $45.633 million at December 31, 1998 from $48.226 million at June 30, 1998. This decrease is due to the repayments of mortgage-backed and related securities during the six months ended December 31, 1998. There were not any purchases of mortgage-backed and related securities during the period.

     Loans receivable increased $5.417 million to $142.064 million at December 31, 1998 from $136.647 million at June 30, 1998. This increase is due to loan originations and purchases in an amount greater than loan repayments and loans sold during the period.

     Deposits increased $5.535 million or 4.80% from $115.330 million at June 30, 1998 to $120.865 million at December 31, 1998. The average cost of deposits decreased from 5.65% at June 30, 1998 to 5.50% at December 31, 1998. The increase in deposits is due to a net increase in certificates of deposit. Certificates of deposit with maturities of one year or less increased $2.130 million; 18 to 48 month certificates of deposit increased $2.049 million; and jumbo certificates of deposit increased $1.262 million. A significant portion of the deposit growth of approximately $2.835 million was from the Moberly branch office.

     Advances from the FHLB of Des Moines decreased $1.122 million to $57.518 million from $58.640 million at June 30, 1998. This decrease in advances reflects the normal principal repayment of mortgage-matched advances, along with repayments of LIBOR advances funded with proceeds received from deposit growth and loan repayments. The average cost of advances decreased from 5.63% at June 30, 1998 to 5.61% at December 31, 1998.

     Stockholders' equity increased $520,000 to $28.361 million at December 31, 1998 from $27.841 million at June 30, 1998. The increase in stockholders' equity is attributable to earnings during the period which was reduced by dividends paid to shareholders. MBLA Financial Corporation's capital to asset ratio was 13.63% as of December 31, 1998 as compared to 13.70% at June 30, 1998.

Interest Rate Sensitivity

     Macon Building and Loan Association, F.A., has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a close match between the interest rate sensitivity of its assets and liabilities and by expanding its activities which are not directly dependent on interest rate spreads. The Association's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against changes in interest rates.

     The Association utilizes ARMs to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. Management is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's directive that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 88% of Macon Building and Loan Association's mortgage loan portfolio as of December 31, 1998, consisted of ARMs, including ARM loans secured by commercial real estate. Approximately 78% of all ARMs, or 69% of all loans, are adjustable in one, two, or three years from December 31, 1998.

Investment Securities and Mortgage-Backed Securities Available-for-Sale

     MBLA Financial Corporation and Macon Building and Loan Association have classified all investment securities and mortgage-backed and related securities as available-for-sale with all investments reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity. At December 31, 1998, the effect on stockholders' equity was an addition of $584,000 net of deferred income taxes as compared to an addition of $859,000 at June 30, 1998 net of deferred income taxes.

Year 2000

     The Association will convert its data processing system from FISERV's thrift platform to FISERV's ITI platform in August 1999. The Association installed new teller terminals during the quarter at an approximate installed cost of $12,000. These new terminals are Y2K compliant as is all other computer hardware currently in use. The total cost of conversion will be approximately $80,000 -$100,000, with the majority of expense incurred in the next fiscal year ending June 30,2000.

     Y2K testing of the FISERV ITI processing system has been completed. Macon Building & Loan Association participated in proxy testing with FISERV and has received written documentation of testing. Proxy testing of both FISERV's thrift platform and ITI platform indicates each system is Y2K compliant.
Testing of the Association system will be during and after conversion to the ITI platform in August 1999. Testing of the "connectivity" to FISERV will also be completed at that time.

     The Association has contacted major multi-family and commercial borrowers regarding their Y2K compliance. All responses received by the Association indicate borrowers' awareness of Y2K issues; borrowers' awareness, and if appropriate steps are being taken to correct any problems; if borrowers' computer/software is compliant and has been tested; if testing has not been undertaken, when to expect completion; and Y2K awareness but computers not used for their accounting system. Responses received by borrowers indicate awareness of issues and systems are either Y2K compliant or will be in 1999.

     The Association has contacted all other major software vendors and mission
critical third-party providers regarding Y2K compliance.   All major software
vendors and mission critical third-party providers who responded to the Association inquiries have indicated their software and/or systems are Y2K compliant.

     The Association has adopted a "Business Resumption Contingency Plan" in the
event of a "worst-case" failure or interruption of mission critical systems.   A
"worst-case" scenario would involve complete failure of Association computer systems caused by either power failure by local utility companies who supply electricity or by inability of Association computer system to function/operate on January 3, 2000. Association management and personnel will be available January 1 and January 2, 2000 to further test systems and to again validate Association systems. The Association does not expect any major capital expenditures on these areas at this time.

Asset Quality

     The Holding Company and the Association regularly review interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Association's non-accrual mortgage loans delinquent more than 90 days increased from $887,000 at June 30, 1998 to $1.488 million at December 31, 1998. This increase is primarily attributable to a $485,000 single-family loan becoming more than 90 days delinquent at December 31. In the event of foreclosure, the Association does not believe it would realize a loss on the property.

     The table on the following page sets forth information regarding the Association's non-accrual loans and foreclosed real estate at the dates indicated. The Association discontinues accruing interest on delinquent loans no later than ninety days past due, at which time all accrued but uncollected interest is reversed. At December 31, 1998, the Association has no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                          MBLA FINANCIAL CORPORATION
                                 Asset Quality

                               December 31,     September 30,          June 30,           March 31,         December 31,
                                  1998             1998                  1998               1998                1997
                            --------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Non-accrual mortgage
 loans delinquent more
 than 90 days                    $1,488            $878                  $887              $1,137              $1,063
Non-accrual other
 loans delinquent more
 than 90 days                         0               0                     0                   0                   0
                            --------------------------------------------------------------------------------------------------
Total non-performing loans        1,488             878                   887               1,137               1,063
Real estate owned and in-
 substance foreclosed loans
 net of related allowance             4               4                     0                   0                   0
                            --------------------------------------------------------------------------------------------------
Total non-performing assets      $1,492            $882                  $887              $1,137              $1,063
                            ==================================================================================================
Non-performing loans to
 total loans                       1.05%           0.62%                 0.65%               0.85%               0.82%
Non-performing assets to
 total assets                      0.72%           0.42%                 0.44%               0.55%               0.48%

Allowance for loan losses
 to non-performing loans          48.39%          79.93%                77.79%              59.37%              62.09%

Results of Operations

     Comparison of quarterly results in this section are between the three month periods ended December 31, 1998, and December 31, 1997 and between the six month periods end then ended.

General

     Net income for the quarter ended December 31, 1998 was $470,000, a decrease of $4,000 from the $474,000 net income for the quarter ended December 31, 1997. Basic earnings per share for the quarter ended December 31, 1998 were 38c per share as compared to 38c per share for the quarter ended December 31, 1997. Diluted earnings per share were 37c per share for the quarter ended December 31, 1998 as compared to 36c per share for the quarter ended December 31, 1997.

     Comprehensive income for the quarter ended December 31, 1998 was $220,000 as compared to $655,000 for the quarter ended December 31, 1997. The quarter ended December 31, 1998 had a net unrealized holding loss of $250,000 while the quarter ended December 31, 1997 had a net unrealized holding gain of $181,000 net of deferred income taxes arising from unrealized holding gains and losses on available-for-sale securities.

     Net income for the six months ended December 31, 1998 was $963,000 as compared to $979,000 for the six months ended December 31, 1997. Basic earnings per share were 78c for the six months ended December 31, 1998 as compared to 78c for the six months ended December 31, 1997. Diluted earnings per share were 76c per share for the six months ended December 31, 1998 and 74c per share for the six months ended December 31, 1997.

     Comprehensive income for the six months ended December 31, 1998 was $688,000 as compared to $1.138 million for the same period ended December 31, 1997. The six month period ended December 31, 1998 had a net unrealized holding loss of $275,000 on available-for-sale securities as compared to a net unrealized holding gain of $159,000 for the six months ended December 31, 1997. Both are net of deferred income taxes.

Interest Income

     Total interest income decreased $337,000 or 8.56% to $3.599 million for the quarter ended December 31, 1998 from $3.936 million for the quarter ended December 31, 1997. Interest on mortgage loans increased $202,000 to $2.588 million for the three month period ended December 31, 1998 over the same period ended December 31, 1997. Interest on investment securities decreased $109,000 to $169,000 for the three month period ended December 31, 1998 as compared to the quarter ended December 31, 1997. Interest on mortgage-backed and related securities decreased $412,000 to $759,000 for the three month period ended December 31, 1998 as compared to the same period ended December 31, 1997. Interest on other interest-earning assets decreased $18,000 to $83,000 for the three month period ended December 31, 1998 as compared to the same period ended December 31, 1997.

     Total interest income decreased $730,000 or 9.21% to $7.197 million for the six months ended December 31, 1998 from $7.927 million for the six months ended December 31, 1997. Interest on mortgage loans increased $406,000 to $5.166 million for the six month period ended December 31, 1998 over the same period ended December 31, 1997. Interest on investment securities decreased $272,000 to $355,000 for the six month period ended December 31, 1998 as compared to the six months ended December 31, 1997. Interest on mortgage-backed and related securities decreased $811,000 to $1.562 million for the six month period ended December 31, 1998 as compared to the same period ended December 31, 1997. Interest on other interest-earning assets decreased $53,000 to $114,000 for the six month period ended December 31, 1998 as compared to the same period ended December 31, 1997.

     Total interest income decreased during both periods because of lower average earning asset balances during the period ended December 31, 1998 as compared to the period ended December 31, 1997 in conjunction with slightly lower interest rates on earning assets. Interest on mortgage loans increased both periods because of the higher mortgage loan balances ended December 31, 1998 as compared to December 31, 1997 due to increased loan originations and purchases. Interest on investment securities decreased both periods ended December 31, 1998 as compared to periods ended December 31, 1997 because of maturities of invesetment securities outpacing any new investments. The decrease in interest income on mortage-backed and related securities for each period was due primarily to mortgage securities which were called during the third quarter of fiscal year ended June 30, 1998. The decrease in interest on other interest-earning assets was attributable to the lower interest rate environment coupled with slightly lower average balances on earning assets during both periods ended December 31, 1998 as compared to the periods ended December 31, 1997.

Interest Expense

     Total interest expense for the quarter ended December 31, 1998 was $2.465 million as compared to $2.768 million for the quarter ended December 31, 1997, a decrease of $303,000 or 10.95%. Interest expense on deposits increased $132,000 to $1.653 million at December 31, 1998 from $1.521 million at December 31, 1997. Interest expense on advances decreased $435,000 to $812,000 at December 31, 1998 from $1.247 million at December 31, 1997. The average cost of funds which includes both interest paid on deposits and interest paid on advances, decreased from 5.72% at December 31, 1997 to 5.53% at December 31, 1998.

     Total interest expense for the six months ended December 31, 1998 was $4.967 million as compared to $5.566 million for the six months ended December 31, 1997, a decrease of $599,000 or 10.76%. Interest expense on deposits increased $315,000 to $3.300 million at December 31, 1998 from $2.985 million at December 31, 1997. Interest expense on advances decreased $914,000 to $1.667 million at December 31, 1998 from $2.581 million at December 31, 1997.

     The decrease in total interest expense for each period ended December 31, 1998 as compared to the same periods ended December 31, 1997 is attributable to the lower average balances in FHLB advances during the most recent periods. The Association had mortgage securities called during the third quarter of fiscal year ended June 30, 1998 and then paid-off the corresponding advances at the same time. Part of this decrease in interest expense was offset by the higher expense in deposits. The increase in interest expense on deposits resulted from the deposit growth which the Association has been experiencing. The decrease of interest expense of advances was discussed above.

Net Interest Income

     Net interest income before provisions for loan losses was $1.134 million for the quarter ended December 31, 1998 as compared to $1.168 million for the quarter ended December 31, 1997, a decrease of $34,000. Net interest income before provisions for loan losses was $2.230 million for the six months ended December 31, 1998 as compared to $2.361 million for the six months ended December 31, 1997, a decrease of $131,000.

     The decrease in net interest income for both periods is due to the overall net decrease in earning assets between the comparable periods. Net earning assets at December 31, 1998 were $15.201 million less than the net earning assets at December 31, 1997.

Provision for Loan Losses

     At December 31, 1998, the provision for loan losses general loan valuation allowance is $720,000. For the three months ended December 31, 1998, provision for loan losses was increased $15,000 as compared to an increase of $15,000
during the quarter ended December 31, 1997.   For the six months ended December
31, 1998 and December 31, 1997, provision for loan losses was increased $30,000
each period.   The Association has a policy of maintaining a general loan valuation allowance of one-half of one percent of outstanding loans. The Association continuously monitors this provision on a quarterly basis. As of December 31, 1998, the provision for loan losses was .507% of outstanding loans.

Noninterest Income

     Other income for the quarter ended December 31, 1998 was $6,000 as compared to $1,000 for the quarter ended December 31, 1997. Other income for the six months ended December 31, 1998 was $55,000 as compared to $5,000 for the six months ended December 31, 1997. Other noninterest income for the six months ended December 31, 1998 was enhanced by a $42,000 Missouri state income tax refund for tax years 1996 and 1997. Other income is not considered a significant part of the overall income of the company.

Noninterest Expense

     Noninterest expense for the quarter ended December 31, 1998 increased $14,000 to $377,000, as compared to $363,000 for the quarter ended December 31, 1997. Compensation and benefits increased $5,000 and other noninterest expense increased $15,000 for the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997. A net gain on sale of loans of $15,000 for the quarter ended December 31, 1998 offset a $14,000 gain on sale of investments for the quarter ended December 31, 1997.

     Noninterest expense for the six months ended December 31, 1998 increased $32,000 to $736,000, as compared to $704,000 for the six months ended December 31, 1997. Compensation and benefits increased $19,000 and other noninterest expense increased $30,000 for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997. These increases in expenses were partially offset by a net gain on sale of loans of $28,000 for the period ended December 31, 1998.

Income Tax

     The provision for federal and state income taxes decreased $39,000 to $278,000 for the quarter ended December 31, 1998 as compared to $317,000 for the
quarter ended December 31, 1997.   The provision for federal and state income
taxes decreased $97,000 to $556,000 for the six months ended December 31, 1998 as compared to $653,000 for the six months ended December 31, 1997. The provision for federal and state income taxes decreased each period because of the lower taxable income for each period as compared to the same period of the previous year.

          Quantitative and Qualitative Disclosures About Market Risk

     As of December 31, 1998, there have been no material changes in the quantitative and qualitative disclosures about market risk presented in the Holding Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 based on September 30, 1998 data provided by the Office of Thrift
Supervision ("OTS").   The Association experiences approximately a 60-day lag
time from the end of the quarter until receiving data from OTS.

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

Item 2    Changes in Securities and Use of Proceeds
          Not applicable.

Item 3    Default upon Senior Securities
          Not applicable.

Item 4    Submission of Matters to a Vote of Security Holders
          On October 27, 1998, the Company held its 1998 Annual Meeting of Stockholders for the purpose of (1) the election of two directors and
          (2) the ratification of Lockridge, Constant & Conrad as the Company's independent auditors.

          (1)  For election of directors:

                                             Votes For    Votes Withheld
                                             ---------    --------------
               Richard C. Miller, Jr.        1,032,882           4,400
               Robert M. Wilhite             1,023,882          13,400

          Directors whose terms were not up for re-election and the year their term expires include:

                          Director               Expiration of Term
                          --------               ------------------
                      Charles L. Hutton                 1999
                     Truman L. Gehringer                1999
                       John T. Neer                     1999
                     Arnold L. Walter                   2000
                     Carl B. Barrows                    2000

          (2) For the ratification of Lockridge, Constant & Conrad as independent auditors for the year ending June 30, 1999:

                           For          Against          Abstain
                           ---          -------          -------
                        1,030,482        6,000             800

Item 5    Other Information
          None.

Item 6    Exhibits and Reports on Form 8-K

          (a) Exhibit 11.  Statement re:  Computation of Per Share Earnings

              Exhibit 27.  Financial Data Schedule*

              *Submitted only with filing in electronic format.

          (b) Reports filed on Form 8-K:

          On November 18, 1998, the Company filed a Current Report on Form 8-K reporting under Item 5 first quarter earnings for period ended September 30, 1998.

          On December 14, 1998, the Company filed a Current Report on Form 8-K reporting under Item 5 the declaration of a 30c per share cash dividend for the period ending December 31, 1998.

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



                                      MBLA Financial Corporation
                                      --------------------------
                                            (Registrant)



Dated: February 3, 1999               /s/ John T. Neer
                                      --------------------------
                                      John T. Neer
                                      President and Chief Executive Officer
                                      (Duly Authorized Officer)



Dated: February 3, 1999               /s/ Clyde D. Smith
                                      --------------------------
                                      Clyde D. Smith
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)