Form 10-Q
period 1999-03-31
MBLA FINANCIAL CORP
filed 1999-05-13
CIK 897999

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                               ________________


                                   FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF
                                      1934


                               ________________


FOR THE QUARTER ENDED MARCH 31, 1999                COMMISSION FILE NO. 0-21482



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No_____
                                               -----


The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 1,247,021 at May 4, 1999.

================================================================================

                   MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                                   FORM 10-Q


                                     Index

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1   Financial Statements                                              Page
                                                                           ----
         Consolidated Statements of Financial Condition as of March 31,
         1999 (unaudited) and June 30, 1998...............................   2

         Consolidated Statements of Income for the Three Months
         ended March 31, 1999 and 1998 (unaudited) and for the
         Nine Months ended March 31, 1999 and 1998 (unaudited)............   3

         Consolidated Statements of Comprehensive Income for the
         Three Months ended  March 31, 1999 and 1998 (unaudited)
         and for the Nine Months ended March 31, 1999 and 1998
         (unaudited)......................................................   4

         Consolidated Statements of Changes in Stockholders' Equity
         for the Nine Months ended March 31, 1999 and
         1998 (unaudited).................................................   5

         Consolidated Statements of Cash Flows for the Nine Months
         ended March 31, 1999 and 1998 (unaudited)........................   7

         Notes to Unaudited Consolidated Financial Statements.............   9

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................  11

Item 3   Quantitative and Qualitative Disclosures About Market Risk.......  21


PART II. OTHER INFORMATION
----------------------------

Item 1   Legal Proceedings................................................  22

Item 2   Changes in Securities and Use of Proceeds........................  22

Item 3   Default upon Senior Securities...................................  22

Item 4   Submission of Matters to a Vote of Security Holders..............  22

Item 5   Other Information................................................  22

Item 6   Exhibits and Reports on Form 8-K.................................  22

Signature Page............................................................  23

                          MBLA FINANCIAL CORPORATION
                Consolidated Statements of Financial Condition

                                                                                          March 31,
                                                                                            1999             June 30,
                                                                                         (unaudited)           1998
                                                                                         -----------         --------
                       ASSETS                                                                   (In thousands)
Cash on hand and noninterest-earning deposits                                           $     77            $    580
Interest-earning deposits in other institutions                                            7,787               3,055
Investment securities available-for-sale, at fair value                                    7,512               9,770
Mortgage-backed and related securities
  available-for-sale, at fair value                                                       44,628              48,226
Loans receivable, net                                                                    141,121             136,647
FHLB stock                                                                                 3,134               3,134
Accrued interest receivable                                                                1,093               1,162
Real estate owned                                                                            138                   -
Premises and equipment                                                                       268                 282
Other assets                                                                                 430                 372
                                                                                        --------            --------
     Total assets                                                                       $206,188            $203,228
                                                                                        ========            ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                                $118,842            $115,330
Advances from Federal Home Loan Bank                                                      57,456              58,640
Advances from borrowers for taxes and insurance                                              128                 165
Income taxes payable                                                                         550                 541
Accrued expenses and other liabilities                                                       376                 711
                                                                                        --------            --------
     Total liabilities                                                                  $177,352            $175,387
                                                                                        --------            --------
Preferred stock, $.01 par value;
  authorized 500,000 shares; none outstanding                                           $      -            $      -
Common stock, $.01 par value; authorized 2,500,000
 shares, issued 1,765,211 shares at March 31, 1999
  and June 30, 1998                                                                           17                  17
Additional paid-in capital                                                                17,754              17,526
Retained earnings, substantially restricted                                               20,068              19,022
Less:
   Treasury stock, at cost - 518,190 shares at March 31, 1999
     and June 30, 1998                                                                    (9,395)             (9,395)
   Common stock acquired by the ESOP                                                        (139)               (188)
   Unrealized gain on securities available-for-sale,
    net of applicable deferred income taxes                                                  531                 859
                                                                                        --------            --------
    Total stockholders' equity                                                          $ 28,836            $ 27,841
                                                                                        --------            --------
     Total liabilities and stockholders' equity                                         $206,188            $203,228
                                                                                        ========            ========

See accompanying Notes to Unaudited Consolidated Financial Statements

                          MBLA FINANCIAL CORPORATION
                       Consolidated Statements of Income
                                  (Unaudited)


                                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 MARCH 31,              MARCH 31,
                                                            ------------------     -----------------
                                                              1999      1998         1999      1998
                                                            --------  --------     --------  -------
                                                              (In thousands)         (In thousands)
Interest income:
  Loans receivable                                          $2,618    $  2,412     $ 7,784   $ 7,172
  Investment securities                                        154         301         509       928
  Mortgage-backed and related securities                       690       1,016       2,252     3,389
  Other interest-earning assets                                 83          87         197       254
                                                            ------    --------     --------  -------
     Total interest income                                   3,545       3,816      10,742    11,743

Interest expense:
  Deposits                                                   1,590       1,547       4,890     4,532
  Advances                                                     746       1,105       2,413     3,686
                                                            ------    --------     --------  -------
     Total interest expense                                  2,336       2,652       7,303     8,218

  Net interest income                                        1,209       1,164       3,439     3,525

Provision for loan losses                                        5          15          35        45
                                                            ------    --------     --------  -------
Net interest income after provision for loan losses          1,204       1,149       3,404     3,480
                                                            ------    --------     --------  -------
Noninterest income:
  Commitment fees                                                -           -           -         1
  Other                                                          7           2          62         6
                                                            ------    --------     --------  -------
     Total noninterest income                                    7           2          62         7
                                                            ------    --------     --------  -------
Noninterest expense:
  Compensation and benefits                                    248         363         742       838
  Occupancy and equipment                                       40          43         107       116
  SAIF deposit insurance premiums                               30          33          94        94
  Loss on sale of real estate owned                             32           -          32         -
  Net gain on sale of investments                                -           -           -       (14)
  Net gain of sale of loans                                    (26)         (8)        (54)       (8)
  Other                                                        103          63         242       172
                                                            ------    --------     --------  -------
     Total noninterest expense                                 427         494       1,163     1,198
                                                            ------    --------     --------  -------

Income before income taxes                                     784         657       2,303     2,289
Income tax expense                                             332         152         888       805
                                                            ------    --------     --------  -------
Net income                                                  $  452    $    505     $ 1,415   $ 1,484
                                                            ======    ========     ========  =======
Earnings per share:
  Basic                                                     $ 0.37    $   0.41     $  1.15   $  1.19
  Diluted                                                   $ 0.35    $   0.39     $  1.11   $  1.13

See accompanying Notes to Unaudited Consolidated Financial Statements

                          MBLA FINANCIAL CORPORATION
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                       Three Months Ended    Nine Months Ended
                                            March 31,             March 31,
                                       ------------------    -----------------
                                         1999     1998         1999      1998
                                       -------   --------    -------    ------
                                         (in thousands)        (in thousands)
Net income                              $452      $505        $1,415    $1,484

Other comprehensive gain (loss),
  net of tax:
 Unrealized holding gains (losses)
  arising during period                  (53)       22          (328)      181
                                        -----    ------       -------   ------

Comprehensive income                    $399      $527        $1,087    $1,665
                                        =====    ======       =======   ======

See accompanying Notes to Unaudited Consolidated Financial Statements

                          MBLA FINANCIAL CORPORATION
           CONSOLIATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                                          UNREALIZED
                                                                                                          GAIN (LOSS)
                                                                                                          SECURITIES
                                                                                                          AVAILABLE-
                                                                                                          FOR-SALE,
                                                                                                            NET OF
                                                                                   COMMON       COMMON    APPLICABLE
                                         ADDITIONAL                                 STOCK       STOCK      DEFERRED
                              COMMON      PAID-IN      RETAINED       TREASURY     ACQUIRED    ACQUIRED     INCOME
                              STOCK       CAPITAL      EARNINGS        STOCK       BY ESOP      BY RRP      TAXES     TOTAL
                              ------     ----------    --------       --------     --------    --------     -----     -----
                                                       (IN THOUSANDS)
NINE MONTHS ENDED
-----------------
MARCH 31, 1998
--------------
Balance at June 30, 1997       $   17      $16,944     $18,535      ($7,347)       ($282)      ($58)       $727      $28,536

Additions (deductions) for
 the nine months ended
 March 31, 1998:
  Net income                        -            -       1,484            -            -          -           -        1,484
  Compensation expense
   related to ESOP                  -          115           -            -            -          -           -          115
  Reduction of ESOP
   obligation                       -            -           -            -           47          -           -           47
  Deferred tax on RRP               -           55           -            -            -          -           -           55
  Amortization of RRPs              -            -           -            -            -         58           -           58
  Dividends on unallocated
   ESOP shares                      -            -           6            -            -          -           -            6
  Purchase of treasury stock
   (74,466 shares)                  -            -           -       (1,955)           -          -           -       (1,955)
  RRP shares released               -           89           -            -            -          -           -           89
  Stock options exercised           -          271           -            -            -          -           -          271
  Stock options retired             -            -        (632)           -            -          -           -         (632)
  Dividends declared                -            -        (257)           -            -          -           -         (257)
  Unrealized gain (loss) on
   securities available-for-
   sale, net of defered
   income tax of $106,000           -            -           -            -            -          -         181          181
                             --------------------------------------------------------------------------------------------------
Balance, March 31, 1998        $   17      $17,474     $19,136      ($9,302)       ($235)       $ 0        $908     $ 27,998
                             ==================================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements

                          MBLA FINANCIAL CORPORATION
           Consolidated Statement of Changes in Stockholders' Equity
                                  (Unaudited)


                                                                                                         Unrealized
                                                                                                         Gain (Loss)
                                                                                                         Securities
                                                                                                         Available-
                                                                                                         For-Sale,
                                                                                             Common       Net of
                                                 Additional                                   Stock      Applicable
                                       Common     Paid-In       Retained      Treasury      Acquired      Deferred
                                        Stock      Capital      Earnings       Stock        by ESOP        Taxes         Total
                                       ------    ----------     --------      --------      --------     ----------     -------
                                                                 (In thousands)
Nine Months Ended
-----------------
March 31, 1999
--------------

Balance at June 30, 1998               $ 17      $ 17,526       $19,022        ($9,395)      ($188)       $  859        $27,841

Additions (deductions) for
 the nine months ended
 March 31, 1999:
   Net income                             -             -         1,415              -           -             -          1,415
   Compensation expense
    related to ESOP                       -            71             -              -           -             -             71
   Reduction of ESOP
    obligation                            -             -             -              -          49             -             49
   Deferred tax on RRP                    -            24             -              -           -             -             24
   Dividends on unallocated
    ESOP shares                           -             -             5              -           -             -              5
   Deferred tax on incentive
    options exercised                     -           133             -              -           -             -            133
   Dividends declared                     -             -          (374)             -           -             -           (374)
   Unrealized gain (loss) on
    securities available-for-sale,
    net of deferred income tax of
    $193,000                              -             -             -              -           -          (328)          (328)
                                       -----------------------------------------------------------------------------------------
Balance, March 31, 1999                $ 17      $ 17,754       $20,068        ($9,395)      ($139)       $  531        $28,836
                                       =========================================================================================

See accompanying Notes to Unaudited Consolidated Financial Statements.

                          MBLA FINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                             Nine Months Ended
                                                                                                    March 31,
                                                                                         ----------------------------
                                                                                           1999                1998
                                                                                         -------             --------
                                                                                               (In thousands)
Cash flow from operating activities:
  Net income                                                                              $   1,415          $    1,484
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
     Provision for loan losses                                                                   35                  45
     Net loss on sale of real estate owned                                                       32                   -
     Net gain on sale of mortgage-backed and related securities                                   -                 (14)
     Net loss on disposal of fixed assets                                                         -                   2
     Depreciation                                                                                28                  33
     Amortization of premiums and discounts                                                      (8)                (52)
     Excess of fair value over cost of ESOP unallocated shares                                   71                 115
     Amortization of RRP                                                                          -                 147
     Deferred tax on RRP                                                                         24                  54
     Deferred tax on incentive options exercised                                                133                   -
     Decrease (increase) in interest receivable                                                  70                 286
     Decrease (increase) in other assets                                                        (57)                  3
     Increase (decrease) in income tax payable                                                  202                (156)
     Increase (decrease) in other liabilities                                                  (340)                (85)
                                                                                         ----------          ----------
          Net cash provided by operating activities                                       $   1,605          $    1,862
                                                                                         ----------          ----------

Cash flow from investing activities:
  Loans purchased and originated                                                            (34,867)            (23,725)
  Proceeds from loans sold                                                                    4,606                 735
  (Increase) decrease in loans, net                                                          25,753              16,403
  Proceeds from maturities of available-for-sale investment securities                        4,500              27,186
  Purchase of available-for-sale investment securities                                       (2,249)            (11,147)
  Principal collected on repayments and maturities of available-
     for-sale mortgage-backed and related securities                                          3,094              20,004
  Proceeds from sale of mortgage-backed and related securities                                    -               3,905
  Purchase of mortgage-backed and related securities                                              -              (4,000)
  Loans transferred to REO                                                                     (174)                  -
  Proceeds from REO insurance claims                                                              4                   -
  Purchase of equipment and office building improvements                                        (15)                (23)
                                                                                         ----------          ----------
          Net cash provided (used) by investing activities                                $     652          $   29,338
                                                                                         ----------          ----------

Cash flows from financing activities:
  Net increase in deposits                                                                    3,512              11,783
  Net decrease in advances from borrowers for taxes and insurance                               (37)                (50)
  Proceeds from FHLB advances                                                                 2,000               2,000
  Principal payments on FHLB advances                                                        (3,184)            (40,171)
  Dividends paid                                                                               (368)               (511)
  Purchase of treasury stock                                                                      -              (1,955)
  Proceeds from issuance of common stock                                                          -                 271
  Unearned ESOP compensation decrease                                                            49                  47
  Stock options retired                                                                           -                (632)
                                                                                         ----------          ----------
          Net cash provided (used) by financing activities                                $   1,972         ($   29,218)
                                                                                         ----------          ----------

          Increase (decrease) in cash and cash equivalents                                $   4,229          $    1,982

Cash and cash equivalents at beginning of period                                              3,635               4,714
                                                                                         ----------          ----------
Cash and cash equivalents at end of period                                                $   7,864          $    6,696
                                                                                         ==========          ==========

                          MBLA FINANCIAL CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Continued)


                                                                                             Nine Months Ended
                                                                                                    March 31,
                                                                                         ----------------------------
                                                                                           1999                1998
                                                                                         -------             --------
                                                                                                (In thousands)
Supplemental cash flow disclosures:
  Cash paid for:
     Interest                                                                              $  3,906           $   5,386
                                                                                         ==========          ==========

     Income Taxes                                                                          $    657           $     908
                                                                                         ==========          ==========

Noncash activity:
  Loans transferred to real estate owned                                                   $    174                   -
                                                                                         ==========          ==========

See accompanying Notes to Unaudited Consolidated Financial Statements

                   MBLA FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and nine month periods ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1999.

     The unaudited consolidated financial statements include the amounts of MBLA Financial Corporation (the "Holding Company") and its wholly-owned subsidiary, Macon Building and Loan Association, F.A. (the "Association"), and the Association's wholly-owned subsidiary, MBL Financial Services, for the three and nine month periods ended March 31, 1999. The consolidated financial statements for the prior period include accounts of the Holding Company and its subsidiaries. Material intercompany accounts and transactions have been eliminated in consolidation.

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

     The Holding Company has adopted stock option plans for the benefit of directors, officers, and other key employees of the Association. The number of shares of common stock reserved for issuance under the stock option plans was equal to 10% of the total number of common shares issued pursuant to the Association's conversion to the stock form of ownership. The option exercise price was $10.00 as of the date of the option grant, and the maximum option term cannot exceed ten years. The stock options awarded to directors may be exercised at any time after grant. The stock options awarded to officers and other key employees are exercisable on a cumulative basis in equal installments over varying time periods, depending upon the officer's or employee's position with the Association. At June 24, 1993, 172,500 stock options were issued with 9,833 reserved for future use and 162,667 granted. The remaining 9,833 options were awarded to directors during the quarter ended September 30, 1997 at an exercise price of $23.50. As of March 31, 1999, 94,275 options had been exercised or retired, leaving a total of 78,225 which had not been exercised.

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

(4)  STOCK REPURCHASE PROGRAM

     During the quarter ended March 31, 1999, the Company did not repurchase any shares of its common stock. As of March 31, 1999, MBLA Financial Corporation had repurchased a total of 518,190 shares of its common stock.

(5)  COMMITMENTS AND CONTINGENCIES

     Commitments to originate and purchase mortgage loans of $6.663 million at March 31, 1999, represent amounts which the Association plans to fund within the normal commitment period of sixty to ninety days. As of March 31, 1999, the Association had no commitments to purchase mortgage-backed securities, CMOs or investment securities. The Association had commitments outstanding of $1.136 million to sell mortgage loans at March 31, 1999. The Association did not have any commitments outstanding at March 31, 1999 to sell mortgage-backed and related securities or investment securities.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Holding Company and Association's most liquid assets are cash, due from banks and interest-earning deposits. The levels of these assets are dependent on the Association's lending, investing, operating, and deposit activities during any given period. At March 31, 1999, cash, due from banks and interest-earning deposits totalled $7.864 million.

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

     The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, due from banks, interest-earning deposits, short and intermediate term U.S. Government and government agency securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowings. The current required liquidity ratio is 4%. The Association historically has maintained a level of liquid assets in excess of this regulatory requirement. The Association's liquidity ratios were 11.84% and 9.14% at March 31, 1999 and 1998, respectively. Liquidity management for the Association is both a daily and long term function of the Association's management strategy. In the event that the Association should require funds beyond its ability to generate internally, additional sources of funds are available through the use of Federal Home Loan Bank advances and reverse repurchase agreements.

     The primary investment activity of the Association is the origination and purchase of mortgage loans. During the three months ended March 31, 1999 and 1998, the Association originated and purchased mortgage loans in the aggregate amount of $10.090 million and $10.532 million, respectively. During the three months ended March 31, 1999, the Association sold loans in the amount of $2.459 million. Another investment activity of the Association is investment in U.S. Treasury securities, agency bonds, mortgage-backed securities, collateralized mortgage obligations and FHLB overnight funds. During periods when the Association's loan demand is limited, the Association may purchase short-term investment securities to obtain a higher yield than otherwise available.

     At March 31, 1999, the Association had outstanding loan commitments to originate and purchase $6.663 million of loans. The Association believes that it will have sufficient funds available to meet all of these commitments. At March 31, 1999, the Association had outstanding commitments of $1.136 million to sell mortgage loans. The Association did not have any outstanding commitments to sell mortgage-backed and related securities or any other investment securities at March 31, 1999. Should the Association need to, the Board of Directors has authorized management to obtain additional short-term advances from the Federal Home Loan Bank ("FHLB") of Des Moines to fund loan purchases. At March 31, 1999, the Association had an available credit line of approximately $19 million with the FHLB of Des Moines, under which $57.456 million was outstanding. If needed, the Association can pledge more collateral to obtain a higher credit line.

     At March 31, 1999, certificates of deposit which are scheduled to mature in one year or less from March 31, 1999, totalled $86.245 million. Management believes that a significant portion of these funds will remain with the Association.

CAPITAL AND PROMPT CORRECTIVE ACTION RATIOS

     At March 31, 1999, the Association exceeded each OTS capital and prompt corrective action ratio. The following table sets forth the OTS minimum ratios for "adequately capitalized" and "well capitalized", as well as the Association ratio, for each category.

                     MINIMUM              MINIMUM
                     "ADEQUATELY          "WELL
                     CAPITALIZED"         CAPITALIZED"       ASSOCIATION
RATIO                RATIO                RATIO              RATIO
-------              -------------        -------------      -----------
Tier 1 (Core)
Capital Ratio            4%                    5%              13.66%

Total Risk-Based
Capital Ratio            8%                   10%              32.49%

Tier 1 Risk-Based
Capital Ratio            4%                    6%              31.67%

The minimum OTS Tangible Equity Ratio to be deemed other than "critically under capitalized" is 2%. At March 31, 1999, the Association's tangible equity ratio was 13.66%.


CHANGES IN FINANCIAL CONDITION

     Total assets increased $2.960 million to $206.188 million at March 31, 1999 from $203.228 million at June 30, 1998. The increase in assets is primarily attributable to the increase in loans receivable and interest-earning deposits, partially offset by decreases in investment securities and mortgage-backed and related securities.

     Cash due from banks and interest-earning deposits increased from $3.635 million to $7.864 million. This increase was due, in part, to a net inflow of deposits and the maturing of investment securities which were invested in overnight funds. The increased balance on cash due from bank and interest-earning deposits are expected to be used to fund outstanding loan commitments and to repay borrowings.

     Investment securities decreased $2.258 million to $7.512 million at March 31, 1999 from $9.770 million at June 30, 1998. The decrease is attributable to the maturing of investment securities in an amount greater than the purchase of investment securities during the nine months ended March 31, 1999.

     Mortgage-backed and related securities decreased $3.598 million to $44.628 million at March 31, 1999 from $48.226 million at June 30, 1998. This decrease is due to the repayments of mortgage-backed and related securities during the nine months ended March 31, 1999. There were not any purchases of mortgage-backed and related securities during the period.

     Loans receivable increased $4.474 million to $141.121 million at March 31, 1999 from $136.647 million at June 30, 1998. This increase is due to loan originations and purchases in an amount greater than loan repayments and loans sold during the period.

     Deposits increased $3.512 million or 3.05% from $115.330 million at June 30, 1998 to $118.842 million at March 31, 1999. The average cost of deposits decreased from 5.65% at June 30, 1998 to 5.24% at March 31, 1999. The increase in deposits is due to a net increase in certificates of deposit. Certificates of deposit with maturities of one year or less increased $96,000 million; 18 to 48 month certificates of deposit increased $1.810 million; jumbo certificates of deposit increased $858,000; and passbook savings increased $748,000. A significant portion of the deposit growth of approximately $3.169 million was from the Moberly branch office.

     Advances from the FHLB of Des Moines decreased $1.184 million to $57.456 million from $58.640 million at June 30, 1998. This decrease in advances reflects the normal principal repayment of mortgage-matched advances, along with repayments of LIBOR advances funded with proceeds received from deposit growth and loan repayments. The average cost of advances decreased from 5.63% at June 30, 1998 to 4.98% at March 31, 1999.

     Stockholders' equity increased $995,000 to $28.836 million at March 31, 1999 from $27.841 million at June 30, 1998. The increase in stockholders' equity is attributable to earnings during the period which was reduced by dividends paid to shareholders and a market value decline in available-for-sale securities at March 31, 1999 as compared to June 30, 1998. MBLA Financial Corporation's capital to asset ratio was 13.99% as of March 31, 1999 as compared to 13.70% at June 30, 1998.


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

     The Association utilizes ARMs to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. Management is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's directive that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 89% of Macon Building and Loan Association's mortgage loan portfolio as of March 31, 1999, consisted of ARMs, including ARM loans secured by commercial real estate. Approximately 80% of all ARMs, or 71% of all loans, are adjustable in one, two, or three years from March 31, 1999.


INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

     MBLA Financial Corporation and Macon Building and Loan Association have classified all investment securities and mortgage-backed and related securities as available-for-sale with all investments reported at fair value with unrealized holding gains and losses excluded from earnings and reported as a separate component of shareholders' equity. At March 31, 1999, the effect on stockholders' equity was an addition of $531,000 net of deferred income taxes as compared to an addition of $859,000 at June 30, 1998 net of deferred income taxes.


YEAR 2000

     The Association utilizes FISERV's  thrift platform for data processing.
The Association installed new teller terminals during the quarter ended December 31, 1998 at an approximate installed cost of $12,000. These new terminals are Y2K compliant as is all other computer hardware currently in use.

     Y2K testing of the FISERV thrift platform processing system has been completed. Macon Building & Loan Association participated in proxy testing with FISERV and has received written documentation of testing. Proxy testing of FISERV's thrift platform indicates the system is Y2K compliant. Testing of the "connectivity" to FISERV was successfully completed in March 1999.

     The Association has contacted major multi-family and commercial borrowers regarding their Y2K compliance. All responses received by the Association indicate borrowers' awareness of Y2K issues; borrowers' awareness, and if appropriate steps are being taken to correct any problems; if borrowers' computer/software is compliant and has been tested; if testing has not been undertaken, when to expect completion; and Y2K awareness but computers not used for their accounting system. Responses received by borrowers indicate awareness of issues and systems are either currently Y2K compliant or will be in 1999.

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


SUBSEQUENT EVENTS

     On May 3, 1999, MBLA Financial Corporation ("MBLA") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Citizens BancShares Company ("Citizens"). The Merger Agreement provides that a wholly-owned subsidiary of Citizens will be merged with and into MBLA, with MBLA being the surviving entity (the "Merger") and becoming a wholly-owned subsidiary of Citizens. Immediately following the consummation of the Merger, Macon Building and Loan Association, F.A., a federally-chartered stock savings and loan association and a subsidiary of MBLA, will merge with and into Citizens Bank and Trust Company, a bank organized under the laws of the State of Missouri and a subsidiary of Citizens.

     Pursuant to the terms of the Merger Agreement, each share of MBLA common stock, par value $.01 per share, outstanding at the effective time of the Merger, will be exchanged for a cash payment of $24.15 plus an amount equal to the change in adjusted book value per share of MBLA from December 31, 1998 to the end of the month prior to closing.

     Consummation of the Merger is subject to various conditions, including the approval of the shareholders of MBLA and the receipt of all requisite regulatory approvals.


ASSET QUALITY

     The Holding Company and the Association regularly review interest earning assets to determine proper valuation. Management's monitoring of the asset portfolio includes reviews of historical loss experience, known and inherent risks in the portfolio, the value of any underlying collateral, prospective economic conditions and the regulatory environment. The Association's non-accrual mortgage loans delinquent more than 90 days decreased from $887,000 at June 30, 1998 to $605,000 at March 31, 1999.

     The table on the following page sets forth information regarding the Association's non-accrual loans and foreclosed real estate at the dates indicated. The Association discontinues accruing interest on delinquent loans no later than ninety days past due, at which time all accrued but uncollected interest is reversed. At March 31, 1999, the Association has no restructured loans within the meaning of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 15.

                          MBLA FINANCIAL CORPORATION
                                 ASSET QUALITY

                                   MARCH 31,      DECEMBER 31,        SEPTEMBER 30,       JUNE 30,       MARCH 31,
                                     1999             1998                1998             1998            1998
                                   --------------------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
Non-accrual mortgage loans
 delinquent more than 90 days      $    605       $ 1,488             $ 878               $ 887          $1,137
Non-accrual other loans
 delinquent more than 90 days             0             0                 0                   0               0
                                   --------------------------------------------------------------------------------
Total non-performing loans              605         1,488               878                 887           1,137
Real estate owned and in-
 substance foreclosed loans
 net of related allowance               138             4                 4                   0               0
                                   --------------------------------------------------------------------------------
  Total non-performing assets      $    743       $ 1,492             $ 882          $      887          $1,137
                                   ================================================================================
Non-performing loans to
 total loans                           0.43%         1.05%             0.62%               0.65%           0.85%
Non-performing assets to
 total assets                          0.36%         0.72%             0.42%               0.44%           0.55%

Allowance for loans losses
 to non-performing loans             119.83%        48.39%            79.93%              77.79%          59.37%

RESULTS OF OPERATIONS

     Comparison of quarterly results in this section are between the three month periods ended March 31, 1999, and March 31, 1998 and between the nine month periods then ended.


GENERAL

     Net income for the quarter ended March 31, 1999 was $452,000, a decrease of $53,000 from the $505,000 net income for the quarter ended March 31, 1998. Basic earnings per share for the quarter ended March 31, 1999 were 37c per share as compared to 41c per share for the quarter ended March 31, 1998. Diluted earnings per share were 35c per share for the quarter ended March 31, 1999 as compared to 39c per share for the quarter ended March 31, 1998.

     Comprehensive income for the quarter ended March 31, 1999 was $399,000 as compared to $527,000 for the quarter ended March 31, 1998. The quarter ended March 31, 1999 had a net unrealized holding loss of $53,000 net of deferred taxes while the quarter ended March 31, 1998 had a net unrealized holding gain of $22,000 net of deferred income taxes.

     Net income for the nine months ended March 31, 1999 was $1.415 million as compared to $1.484 million for the nine months ended March 31, 1998. Basic earnings per share were $1.15 for the nine months ended March 31, 1999 as compared to $1.19 for the nine months ended March 31, 1998. Diluted earnings per share were $1.11 per share for the nine months ended March 31, 1999 and $1.13 per share for the nine months ended March 31, 1998.

     Comprehensive income for the nine months ended March 31, 1999 was $1.087 million as compared to $1.665 million for the same period ended March 31, 1998. The nine month period ended March 31, 1999 had a net unrealized holding loss of $328,000 on available-for-sale securities as compared to a net unrealized holding gain of $181,000 for the nine months ended March 31, 1998. Both are net of deferred income taxes.


INTEREST INCOME

     Total interest income decreased $271,000 to $3.545 million for the quarter ended March 31, 1999 from $3.816 million for the quarter ended March 31, 1998. Interest on mortgage loans increased $206,000 to $2.618 million for the three month period ended March 31, 1999 over the same period ended March 31, 1998. Interest on investment securities decreased $147,000 to $154,000 for the three month period ended March 31, 1999 as compared to the quarter ended March 31, 1998. Interest on mortgage-backed and related securities decreased $326,000 to $690,000 for the three month period ended March 31, 1999 as compared to the same period ended March 31, 1998. Interest on other interest-earning assets decreased $4,000 to $83,000 for the three month period ended March 31, 1999 as compared to the same period ended March 31, 1998.

     Total interest income decreased $1.001 million to $10.742 million for the nine months ended March 31, 1999 from $11.743 million for the nine months ended March 31, 1998. Interest on mortgage loans increased $612,000 to $7.784 million for the nine month period ended March 31, 1999 over the same period ended March 31, 1998. Interest on investment securities decreased $419,000 to $509,000 for the nine month period ended March 31, 1999 as compared to the nine months ended March 31, 1998. Interest on mortgage-backed and related securities decreased $1.137 million to $2.252 million for the nine month period ended March 31, 1999 as compared to the same period ended March 31, 1998. Interest on other interest-earning assets decreased $57,000 to $197,000 for the nine month period ended March 31, 1999 as compared to the same period ended March 31, 1998.

     Total interest income decreased during both periods because of lower average earning asset balances during the period ended March 31, 1999 as compared to the period ended March 31, 1998 in conjunction with lower interest rates on earning assets. Interest on mortgage loans increased both periods because of the higher mortgage loan balances ended March 31, 1999 as compared to March 31, 1998 due to increased loan originations and purchases. Interest on investment securities decreased both periods ended March 31, 1999 as compared to periods ended March 31, 1998 because of maturities of investment securities outpacing any new investments. The decrease in interest income on mortgage-backed and related securities for each period was due primarily to mortgage securities which were called during the third quarter of fiscal year ended June 30, 1998 in addition to normal principal payments received. The decrease in interest on other interest-earning assets was attributable to the lower interest rate environment coupled with slightly lower average balances on earning assets during both periods ended March 31, 1999 as compared to the periods ended March 31, 1998.


INTEREST EXPENSE

     Total interest expense for the quarter ended March 31, 1999 was $2.336 million as compared to $2.652 million for the quarter ended March 31, 1998, a decrease of $316,000 or 11.92%. Interest expense on deposits increased $143,000 to $1.590 million at March 31, 1999 from $1.547 million at March 31, 1998. Interest expense on advances decreased $359,000 to $746,000 at March 31, 1999 from $1.105 million at March 31, 1998. The average cost of funds which includes both interest paid on deposits and interest paid on advances, decreased from 5.66% at March 31, 1998 to 5.15% at March 31, 1999.

     Total interest expense for the nine months ended March 31, 1999 was $7.303 million as compared to $8.218 million for the nine months ended March 31, 1998, a decrease of $915,000 or 11.13%. Interest expense on deposits increased $358,000 to $4.890 million at March 31, 1999 from $4.532 million at March 31, 1998. Interest expense on advances decreased $1.273 million to $2.413 million at March 31, 1999 from $3.686 million at March 31, 1998.

     The decrease in total interest expense for each period ended March 31, 1999 as compared to the same periods ended March 31, 1998 is attributable to the lower average balances in FHLB advances during the most recent periods. The Association had mortgage securities called during the third quarter of fiscal year ended June 30, 1998 and then paid-off the corresponding advances at the same time. Part of this decrease in interest expense was offset by the higher expense in deposits. The increase in interest expense on deposits resulted from the deposit growth which the Association has been experiencing. The decrease of interest expense on advances was discussed above.


NET INTEREST INCOME

     Net interest income before provisions for loan losses was $1.209 million for the quarter ended March 31, 1999 as compared to $1.164 million for the quarter ended March 31, 1998, an increase of $45,000. Net interest income before provisions for loan losses was $3.439 million for the nine months ended March 31, 1999 as compared to $3.525 million for the nine months ended March 31, 1998, a decrease of $86,000. The decrease in net interest income for both periods is due to the overall net decrease in earning assets between the comparable periods.


PROVISION FOR LOAN LOSSES

     At March 31, 1999, the provision for loan losses general loan valuation allowance is $725,000. For the three months ended March 31, 1999, provision for loan losses was increased $5,000 as compared to an increase of $15,000 during the quarter ended March 31, 1998. For the nine months ended March 31, 1999 and March 31, 1998, provision for loan losses was increased $35,000 and $45,000 respectively each period. The Association has a policy of maintaining a general loan valuation allowance of one-half of one percent of outstanding loans. The Association continuously monitors this provision on a quarterly basis. As of March 31, 1999, the provision for loan losses was .514% of outstanding loans.


NONINTEREST INCOME

     Other income for the quarter ended March 31, 1999 was $7,000 as compared to $2,000 for the quarter ended March 31, 1998. Other income for the nine months ended March 31, 1999 was $62,000 as compared to $7,000 for the nine months ended March 31, 1998. Other noninterest income for the nine months ended March 31, 1999 was enhanced by a $42,000 Missouri state income tax refund for tax years 1996 and 1997. Other income is not considered a significant part of the overall income of the company.

NONINTEREST EXPENSE

     Noninterest expense for the quarter ended March 31, 1999 decreased $67,000 to $427,000, as compared to $494,000 for the quarter ended March 31, 1998. Compensation and benefits decreased $115,000 and other noninterest expense increased $40,000 for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. A net gain on sale of loans of $26,000 offset a $32,000 loss on sale of real estate owned for the quarter ended March 31, 1999.

     Noninterest expense for the nine months ended March 31, 1999 decreased $35,000 to $1.163 million, as compared to $1.198 million for the nine months ended March 31, 1998. Compensation and benefits decreased $96,000 and other noninterest expense increased $70,000 for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998. The increase in expenses was partially offset by a net gain on sale of loans of $54,000 for the period ended March 31, 1999.

INCOME TAX

     The provision for federal and state income taxes increased $180,000 to $332,000 for the quarter ended March 31, 1999 as compared to $152,000 for the quarter ended March 31, 1998. The provision for federal and state income taxes increased $83,000 to $888,000 for the nine months ended March 31, 1999 as compared to $805,000 for the nine months ended March 31, 1998.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 1999, there have been no material changes in the quantitative and qualitative disclosures about market risk presented in the Holding Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 based on December 31, 1998 data provided by the Office of Thrift Supervision ("OTS"). The Association experiences approximately a 60-day lag time from the end of the quarter until receiving data from OTS.

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

          (b)   There were not any reports filed on Form 8-K.

                   MBLA FINANCIAL CORPORATION AND SUBSIDIARY
                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              MBLA Financial Corporation
                                   ---------------------------------------------
                                                     (Registrant)




Dated May 5, 1999                             /s/ John T. Neer
                                   ---------------------------------------------
                                   John T. Neer
                                   President and Chief Executive Officer
                                   (Duly Authorized Officer)




Dated May 5, 1999                           /s/ Clyde D. Smith
                                   ---------------------------------------------
                                   Clyde D. Smith
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)