Form 10KSB40
period 1999-06-30
MBLA FINANCIAL CORP
filed 1999-09-28
CIK 897999

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  FORM 10-KSB

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 1999

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

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subjected to such requirements for the past 90 days.
Yes     X      No____________.
   -----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not considered herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-KSB or any
amendment to this Form 10-KSB.       X
                               _____________.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $22,284,665 and is based upon the last sales price as quoted on the NASDAQ National Market for June 30, 1999.

     As of June 30, 1999, the Registrant had 1,247,021 shares outstanding.

     Revenues for the fiscal year ended June 30, 1999: $14,214,000.

     Transitional Small Business Disclosure Format (check one): Yes_________
     No     X   .
        --------

                                     INDEX

                                                                       PAGE
                                                                       ----
PART I
 Item  1.      Business...............................................   1

 Item  2.      Properties.............................................  33

 Item  3.      Legal Proceedings......................................  33

 Item  4.      Submission of Matters to a Vote of Security Holders....  33


PART II

 Item  5.      Market for Registrant's Common Equity and
               Related Stockholder Matters............................  33

 Item  6.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........  34

 Item  7.      Financial Statements...................................  39

 Item  8.      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.................  67


PART III

 Item  9.      Directors and Executive Officers of the Registrant
               and Control Persons; Compliance with Section 16(a)
               of the Exchange Act....................................  67

 Item 10.      Executive Compensation.................................  68

 Item 11.      Security Ownership of Certain Beneficial Owners
               and Management.........................................  71

 Item 12.      Certain Relationships and Related Transactions.........  71

 Item 13.      Exhibits and Reports on Form 8-K.......................  72

SIGNATURES      ......................................................  73

                                    PART I

Item 1.   Business.
-------------------

     On June 24, 1993, MBLA Financial Corporation (the "Company") closed its public offering for 1,725,000 shares of its common stock and acquired Macon Building and Loan Association, Macon, Missouri (the "Association" or "Macon") as a part of the Association's conversion from a mutual to a stock state chartered savings and loan association. The Company was incorporated under Delaware law on February 23, 1993. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"). Currently, the Company does not transact any material business other than through the Association. Approximately 50% of the net conversion proceeds amounting to $8.2 million which was retained by the Company was principally invested in deposits with the Association and a $685,000 loan to the Association's Employee Stock Ownership Plan ("ESOP") in order to fund the ESOP's purchase of stock in the Association's conversion. The Company paid dividends of $ .60 per share, representing a dividend payout ratio of 36.6%, for the year ended June 30, 1999. At June 30, 1999, the Company had approximately 356 stockholders of record. There were 1,247,021 shares of common stock outstanding. This number does not reflect the number of persons or entities who may hold their stock in nominee or "street" name through brokerage firms.


     The Association has operated for over 100 years and was originally organized in 1885 as a Missouri-chartered building and loan association. The Association converted to a Federal chartered savings & loan effective June 1, 1995. The Association is a member of the Federal Home Loan Bank (the "FHLB") System and its deposit accounts are insured up to applicable limits by the FDIC. At June 30, 1999 the Company had total assets of $202.8 million and stockholders' equity of $29.1 million.


     On May 3, 1999, the Company entered into an Agreement and Plan of Merger with Citizens Bancshares Company ("Citizens") pursuant to which Citizens would acquire the Company and each outstanding share of the Company's common stock would be converted into the right to receive $24.15 in cash plus or minus an amount that represents the change in the Company's adjusted book value per share from December 31, 1998 to the end of the month prior to closing. The shareholders of the Company approved the Agreement and Plan of Merger at a special meeting held on August 25, 1999. The transaction is expected to be completed early in the fourth quarter of 1999.


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



     Market Area

     The Association currently operates out of its main office in Macon and one branch office located in Moberly, Missouri. The Association's deposit gathering base is concentrated in Macon and Randolph Counties in Missouri. Due to the low demand for loans in the Association's primary market area, at June 30, 1999, approximately $123.9 million or 86.9% of the Association's total loan portfolio consisted of loans purchased from selected mortgage banking companies and financial institutions secured by properties located primarily in Columbia, Missouri, and to a lesser extent, other cities in central Missouri.

Lending Activities

     Loan Portfolio Composition.   The Association's loan portfolio consists
     ---------------------------
primarily of conventional adjustable-rate and fixed-rate first mortgage loans secured by one- to four-family residences. The Association also originates multi-family and commercial real estate mortgage loans, and consumer loans. At June 30, 1999, the Association's mortgage loans outstanding were $141.8 million, of which $117.7 million were one- to four-family residential mortgage loans. Of the total loans outstanding at that date, $118.7 million were adjustable-rate mortgage ("ARM") loans and $23.8 were fixed-rate loans. At that same date, commercial real estate loans totalled $15.0 million. At June 30, 1999, purchased whole mortgage loans and participations totalled $123.9 million or 86.9% of the Association's loan portfolio. These loans were purchased without recourse and are serviced by the sellers.

     Other loans held by the Association, which primarily consisted of consumer loans, totalled $.7 million or .49% of total loans outstanding at June 30, 1999. There were no loans held for sale at June 30, 1999

     Loan Purchases and Originations.  The Association purchases and originates
     --------------------------------
loans, which are secured by first mortgages on owner-occupied one- to four-family residences and commercial real estate located primarily in Columbia, Missouri and to a lesser extent, other cities in central Missouri. The Association has purchased and originated primarily adjustable-rate loans and to a lesser extent 15 and 20 year fixed-rate mortgage loans the amount of which is dependent upon relative customer demand as well as current and expected future levels of interest rates. The Association has historically had a low demand for loans in its primary market area and thus purchases loans, primarily one- to four-family adjustable-rate loans from selected mortgage banking companies and financial institutions. The Association utilizes the same underwriting standards for loan purchases as it uses for the loans it originates. The servicing rights on substantially all of the loans purchased by the Association are retained by the loan originator.

The following table sets forth as of June 30, 1999, the portions of the Association's loan portfolio which had been purchased from others and originated by the Association.

                                                            At June 30, 1999
                                    ----------------------------------------------------------------------
                                         Purchased (1)              Originated               Total
                                    ----------------------     -------------------     -------------------
                                    Amount         Percent     Amount      Percent     Amount      Percent
                                    ------         -------     ------      -------     ------      -------
                                                              (Dollars in thousands)
Mortgage Loans:
One-to four-family                  $102,231         71.73%    $15,516       10.89%   $117,747       82.62%
Multi-family                           8,999          6.31          72        0.05       9,071        6.36
Commercial real estate                12,498          8.77       2,509        1.76      15,007       10.53
                                    --------         -----     -------       -----    --------      ------

Total mortgage loans                 123,728         86.81      18,097       12.70     141,825       99.51
                                    --------         -----     -------       -----    --------      ------


Other loans:
Home improvement and land                 --            --          87        0.06          87        0.06
Loans on savings accounts                 --            --         434        0.30         434        0.30
Other                                    173          0.12          --          --         173        0.13
                                    --------         -----     -------       -----    --------      ------

Total other loans                        173          0.13         521        0.36         694         .49
                                    --------         -----     -------       -----    --------      ------

Total gross loans                   $123,901         86.94%    $18,618       13.06%   $142,519      100.00%
                                    ========         =====     =======       =====    ========      ======


(1)  Includes both purchased whole loans and loan participations.

The following table sets forth the composition of the Association's mortgage and other loan portfolios and mortgage-backed securities portfolio in dollar amounts and in percentages at the dates indicated.

                                                                           At June 30,
                               ----------------------------------------------------------------------------------------------------
                                       1999               1998                1997                1996                  1995
                               -------------------  ------------------  -------------------  -------------------  -----------------
                                        Percent of           Percent of          Percent of           Percent of           Percent
                                Amount    Total      Amount    Total     Amount    Total      Amount    Total      Amount  of Total
                               -------- ----------  -------- ---------  -------- ----------  -------- ----------  -------- --------
                                                                      (Dollars in Thousands)
Mortgage loans:
   One-to-four family          $117,747     82.62%  $122,328    89.10%  $115,104     90.52%  $ 97,017     90.67%  $ 92,731   88.01%
   Multi-family                   9,071      6.36        714      .52      1,247       .98      1,367      1.27      4,401    4.18
   Commercial real estate        15,007     10.53     13,434     9.78      9,824      7.73      7,643      7.15      7,102    6.74
                               -------- ----------  -------- ---------  -------- ----------  -------- ----------  -------- --------
Total Mortgage Loans            141,825     99.51    136,476    99.40    126,175     99.23    106,027     99.09    104,234   98.93

  Other loans:
   Home improvement                  87      0.06        188     0.14        270      0.21        277      0.26        378    0.36
Loans on savings accounts           434      0.31        412     0.30        342      0.27        283      0.26        289    0.27
   Other loans -- FHA
    Non-mortgage                    173      0.12        224     0.16        372      0.29        415      0.39        459    0.44
                               -------- ----------  -------- ---------  -------- ----------  -------- ----------  -------- --------
    Total other loans               694      0.49        824      .60        984       .77        975       .91      1,126    1.07


  Total loans receivable       $142,519    100.00%  $137,300   100.00%  $127,159    100.00%  $107,002    100.00%  $105,360  100.00%
                               -------- ----------  -------- ---------  -------- ----------  -------- ----------  -------- --------

  Add:
      Premium on purchased
        loans                  $      5             $      6            $      8             $      8             $      9
      Deferred loan costs            24                   31                  27                   26                   31

  Less:
      Loans in process                3                   --                 116                   16                  165
      Allowance for loan
        losses                      705                  690                 630                  535                  535
                               --------             --------            --------             --------             --------
  Loans receivable, Net        $141,840             $136,647            $126,448             $106,485             $104,700
                               ========             ========            ========             ========             ========

  Mortgage-backed securities,
      net:
      FHLMC                    $    480      1.10%  $    675     1.40%  $    950      1.37%  $  1,220      1.72%  $  1,470    2.11%
      FHLMC ARM                     100      0.23        164      .34        245       .36        335       .47        507     .73
      FNMA/GNMA ARM               9,297     21.36     12,695    26.32     16,458     23.86     19,529     27.46     25,062   36.07
      FNMA/FHLMC REMIC           33,153     76.15     33,586    69.65     50,586      3.34     50,546     71.06     43,224   62.21
                               -------- ----------  -------- ---------  -------- ----------  -------- ----------  -------- --------
        Total mortgage-backed
          securities             43,030     98.84     47,120    97.71     68,239     98.93     71,630    100.71     70,263  101.12
        Net premiums and
          discounts                (225)    (0.52)      (231)    (.48)      (351)     (.51)      (779)    (1.10)    (1,044)  (1.50)
      SFAS #115 Adjustment to
          Fair Value                731      1.68      1,337     2.77      1,087      1.58        278       .39        263     .38
                               -------- ----------  -------- ---------  -------- ----------  -------- ----------  -------- --------
   Net mortgage-backed
      securities               $ 43,536    100.00%  $ 48,226   100.00%  $ 68,975    100.00%  $ 71,129    100.00%  $ 69,482  100.00%
                               ======== ==========  ======== =========  ======== ==========  ======== ==========  ======== ========

The following table sets forth the Association's mortgage loan purchases and originations, other loans and mortgage-backed securities purchased, sales and principal repayments for the periods indicated:

                                                     Year ended June 30,
                                                -----------------------------
                                                   1999       1998     1997
                                                --------   --------  --------
                                                         (in thousands)
Mortgage loans (gross):
  At beginning of period                        $136,476   $126,175  $106,027
                                                --------   --------  --------
  Mortgage loans purchased:
  One-to four-family                              29,216     24,668    29,077
  Multi-family                                     3,395      2,379     1,464
  Commercial real estate                           2,837      2,655     1,672
                                                --------   --------  --------

Total mortgage loans purchased                    35,448     29,702    32,213
                                                --------   --------  --------


Mortgage loans originated:
  One-to four-family                              11,911      6,763       983
  Multi-family                                        --         --        --
  Commercial real estate                           1,207         --       319
                                                --------   --------  --------

  Total mortgage loans originated                 13,118      6,763     1,302


Total mortgage loans purchased and
originated                                        48,566     36,465    33,515
                                                --------   --------  --------

Transfer of mortgage loans to foreclosed REO         174         --        30
Principal repayments                              36,628     26,164    13,337
Loans sold                                         6,415         --        --
                                                --------   --------  --------
At end of period                                $141,825   $136,476  $126,175
                                                ========   ========  ========

Other loans:
  At beginning of period                        $    824   $    984  $    975
  Other loans originated                             592        523       449
  Principal repayments                              (722)      (683)     (440)
                                                --------   --------  --------
  At end of period                              $    694   $    824  $    984
                                                ========   ========  ========

Mortgage-backed securities:
  At beginning of period                        $ 48,226   $ 68,975  $ 71,129
  Mortgage-backed securities purchased                --      4,000    17,000
  Mortgage-backed securities sold/called              --    (20,891)  (16,576)
  Amortization and repayments                     (4,083)    (4,109)   (3,387)
  SFAS #115 Adjustment to Fair Value                (607)       251       809
                                                --------   --------  --------
At end of period                                $ 43,536   $ 48,226  $ 68,975
                                                ========   ========  ========

Loan and Mortgage-backed Securities by Contractual Maturity

     The following table shows the maturity of the Association's loan and mortgage-backed securities portfolios at June 30, 1999. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on loans and mortgage-backed securities totalled $41.4 million, $31.0 million, and $17.2 million for the years ended June 30, 1999, 1998 and 1997, respectively.

                                                                At June 30, 1999
                               -----------------------------------------------------------------------------------
                                            Mortgage Loans                               Totals
                               ---------------------------------------  ------------------------------------------
                                                                 (In Thousands)
                                                                               Total        Mortgage-
                                 One-to-         Multi-   Commercial    Other  Loans        Backed
                                 Four-Family     Family   Real Estate   Loans  Receivable   Securities    Total
                               ---------------  --------  ------------  -----  -----------  ----------  ----------
Amounts due:
  Within 1 year                      $  1,777   $     --      $     8    $607    $  2,392   $       --   $  2,392
                                     --------   --------      -------   -----    --------   ----------   --------
  After 1 year:
    1 to 3 years                        1,713        --            --      --       1,713           --      1,713
    3 to 5 years                          791        --            21      --         812           --        812
    5 to 10 years                       3,933        --         5,909      --       9,842          491     10,333
    10 to 20 years                    102,012       598         7,833      87     110,530          255    110,785
    over 20 years                       7,521     8,473         1,236      --      17,230       42,790     60,020
                                     --------   -------       -------   -----    --------   ----------   --------

 Total due after 1 year               115,970        --        14,999      87     140,127       43,536    183,663
                                     --------   -------       -------   -----    --------   ----------   --------
  Total amounts due                   117,747     9,071        15,007     694     142,519       43,536    186,055
                                     --------   -------       -------   -----    --------   ----------   --------

  Loans in process                         (3)       --            --      --          (3)          --         (3)
Unearned deferred loan fees                24        --            --      --          24           --         24
Allowance for loan losses                (584)      (42)          (74)     --        (700)          --       (700)
Premiums on purchased loans                --        --            --       5           5           --          5
                                     --------   -------       -------   -----    --------   ----------   --------

  Loans receivable and
  mortgage-backed
    securities, net                  $117,184    $9,029       $14,933    $699    $141,845      $43,536   $185,381
                                     ========   =======       =======   =====    ========   ==========   ========

     The following table sets forth at June 30, 1999, the dollar amount of all loans and mortgage-backed securities due after June 30, 2000, and whether such loans have fixed interest rates or adjustable interest rates.


                                                                       Due after
                                                                    June 30, 2000
                                                             ----------------------------
                                                              Fixed   Adjustable    Total
                                                             ------   ----------    -----
                                                                     (in thousands)
Mortgage loans:
 One-to four-family                                          $ 7,487   $110,260  $117,747
 Multi-family                                                  8,473        598     9,071
 Commercial real estate                                        7,900      7,107    15,007
Other loans                                                      654         40       694
                                                             -------   --------  --------
 Total loans receivable                                       24,514    118,005   142,519

Mortgage-backed securities                                       490     43,046    43,536
                                                             -------   --------  --------
 Total loans receivable and mortgage-backed securities       $25,004   $161,051  $186,055
                                                             =======   ========  ========

Purchased Loans.  Due to low loan demand in its primary market area, the
----------------
Association has historically purchased a significant amount of mortgage loans, substantially all of which have been adjustable-rate mortgage loans, including one- to four- family, commercial real estate and multi-family. The Association purchases both whole mortgage loans, and to a lesser extent, participation interests of less than 100 percent from selected mortgage banking companies and financial institutions. At June 30, 1999, purchased mortgage loans totalled $123.9 million, or 86.9%, of the gross loan portfolio. Approximately $119.6 million or 97% of the loans purchased by the Association are from thrift institutions located in Fulton and Columbia, Missouri and a mortgage banking company located in Columbia, Boone County, Missouri. The Association has done business with these institutions for over ten years. Substantially all of the purchased loans are first mortgage loans and are secured by one- to four-family residential properties consisting of single family homes. The Association has occasionally purchased commercial real estate loans. The Association does not issue forward commitments to purchase loans.


     The vast majority of one- to four-family residential mortgage loans purchased by the Association are secured by properties that serve as the primary residence of the borrower. As part of management's strategy to reduce the Association's vulnerability to interest rate risk, substantially all of the loans purchased have been adjustable-rate mortgage loans. Although the terms of the purchased adjustable-rate mortgage loans vary, all provide for qualification of the borrowers at the fully indexed rate. The Association does not purchase delinquent loans or any loan that has ever shown a history of late mortgage payments.


     One- to Four-Family Mortgage Lending.   The Association's primary lending
     -------------------------------------
activity is the purchase and origination of first mortgage loans secured by one- to four-family residences. Typically, such residences are single-family homes that serve as the primary residence of the owner. The Association generally purchases and originates one- to four-family residential mortgage loans in amounts up to 95% of the lesser of the appraised value or selling price of the mortgaged property. Loans purchased or originated in amounts over 80% of the lesser of the appraised value or selling price of the mortgaged property, other than loans to facilitate the sale of real estate acquired through foreclosure, must be owner-occupied and private mortgage insurance must be provided by the borrower on the amount in excess of 80%. The Association had 51 one- to four-family loans with principal balances that exceeded $250,000 to one borrower at June 30, 1999. The largest of such loans had an outstanding balance of $2.5 million. All such loans are current.


     At June 30, 1999, the purchased one- to four-family loans were being serviced by approximately 13 companies. Substantially all of these loans are being serviced by two servicers who service approximately $119.6 million or approximately 97% of Macon's purchased loans. Servicers generally receive a fee of 25 to 38 basis points on all loans serviced. The Association has experienced low levels of delinquencies and losses from its purchased one- to four-family mortgage loans. At June 30, 1999, loans totalling $477,000, or .33% of the Association's portfolio were 90 days or more delinquent.


     Loan originations are generally obtained from existing or past customers, members of the local community, and realtors within the Association's lending area. The Association offers both fixed-rate and adjustable-rate mortgage loans. Mortgage loans originated and held by the Association in its portfolio generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Association's consent.

     The Association offers fixed-rate mortgage loans with a 15-year and 20-year term that are underwritten by the Association on terms consistent with prevailing secondary mortgage market standards. The Association's current policy is to retain such loans in its portfolio.

     At June 30, 1999, 82.6% of total loans consisted of one- to four-family residential loans. Borrower demand for adjustable-rate versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and loan fees for adjustable-rate mortgage loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The Association currently offers adjustable-rate mortgage loans, which adjust annually. The Association's adjustable-rate mortgage loans may carry an initial interest rate which is slightly less than the fully-indexed rate for the loan. The initial discounted rate is determined by the Association in accordance with market and competitive factors. The adjustable-rate mortgage loans currently being purchased and originated by the Association adjust by a maximum of 1% to 2% per adjustment and have a lifetime cap of 4% to 6% over the initial interest rate. Adjustable-rate loans are originated for a term of up to 30 years.


     Commercial Real Estate/Multi-Family Lending.  The Association also
     --------------------------------------------
purchases and originates loans secured by commercial real estate and multi-family dwelling units (more than four units) primarily secured by apartments and professional office buildings. At June 30, 1999, $24.1 million of the Association's total loan portfolio was invested in loans, secured by commercial real estate and multi-family dwelling units, located primarily in central
Missouri.    Multi-family real estate loans are generally originated at 80% or less of the appraised value of the property or selling price, whichever is less, and are generally originated on an adjustable rate basis for one to three year terms with the principal amortized on a basis of up to 25 years. The commercial real estate and multi-family ARM loans currently being purchased and originated by the Association adjust, by a maximum of 1% to 2%, per adjustment and have a lifetime cap of 4% to 6% over the initial interest rate.


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


     Consumer and Other Loans.  The Association also offers consumer loans to
     -------------------------
existing customers in the form of share loans, home improvement loans and automobile loans. These loans totalled $.52 million or .37% of total loans receivable at June 30, 1999. Federal regulations permit savings associations to make secured and unsecured loans up to 35% of an institution's assets. In addition, a savings association has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, and loans secured by savings accounts.

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

     Loan Approval Authority and Underwriting.  All mortgage loans purchased and
     -----------------------------------------
originated by the Association must have the approval of the Executive Committee. The Executive Committee meets as needed. One- to four-family residential mortgage loans are generally underwritten according to the Association's written loan underwriting guidelines. For all loans originated by the Association, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required which currently is performed by an independent appraiser designated and approved by the Association. It is the Association's policy to obtain abstracts certified by licensed abstract officers and title companies or title insurance on all real estate first mortgage loans. Borrowers must also obtain hazard and flood insurance (for loans on property located in a flood zone) prior to closing the loan. For all loans, borrowers are required to advance funds on a monthly basis together with each payment of principal and interest to an escrow account from which the Association makes disbursements for items such as real estate taxes and hazard insurance premiums. For other loans, the escrow of such funds is at the borrower's option.

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


     Mortgage-Backed Securities.  The Company also invests in mortgage-backed
     ---------------------------
and related securities. At June 30, 1999, net mortgage-backed and related securities aggregated $43.5 million, or 21.46% of total assets of which $43.0 million were adjustable-rate and $.5 million were fixed-rate. All securities in the mortgage-backed and related securities portfolio at June 30, 1999, were insured or guaranteed by either the FNMA, GNMA or the FHLMC. All of the mortgage-backed and related securities in the portfolio have coupon rates as of June 30, 1999 ranging from 5.95% to 8.63% with a weighted average yield of 6.21% at June 30, 1999. At June 30, 1998, mortgage-backed securities totalled $48.2 million or 23.73% of total assets.

     Mortgage related securities at June 30, 1999, consisted of Real Estate Mortgage Investment Conduits ("REMICs"). REMICs are securities derived by reallocating cash flows from mortgage pass-through securities or from pools of mortgage loans held by a trust. At June 30, 1999, the Association owned REMICs with an amortized cost of $32.9 million and a market value of $33.6 million and a weighted average yield of 6.20%. The REMICs that the Association owned at June 30, 1999 are long-term with an average estimated life of ten to fourteen years and range in original principal amount from $.5 million to $5.3 million. Management considers REMIC investments to be advantageous since they offer yields above those available for investments of comparable credit quality and duration and qualify as thrift investments under the QTL Test. Under OTS guidelines, certain REMICs are considered high risk because principal payments are distributed on a lower priority basis to these tranches (the support tranches) of the REMICs than the higher priority, planned amortization tranches. In addition, the actual terms to maturity of the support tranches may be more volatile than those of standard mortgage securities. The REMICs acquired by the Association are not interest only or principal only or residual interests. The Association has limited REMIC purchases to those that are adjustable rate and not classified as high risk under the Federal Financial Institutions Examination Counsel high-risk test. Therefore, the Association believes that the risk associated with the REMICs in its portfolio is significantly reduced.


Non-Performing and Problem Assets
---------------------------------

     Collection Procedures.  With respect to originated mortgage loans, the
     ----------------------
Association's collection procedures include sending a past due notice after 10 days and a late notice after payment is 30 days past due. In the event that payment is not received, letters are sent or phone calls are made to the borrower. When contact is made with the borrower at any time prior to foreclosure, the Association will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. Generally, foreclosure notices are sent when a loan is over 60 days delinquent.

     The Association had $123.9 million in purchased loans and participations at June 30, 1999. The sellers retained servicing on substantially all of such purchased loans. The Association has no recourse against the seller on whole mortgage loans and loan participations purchased. The Association receives monthly reports from the loan servicers which it uses to closely monitor its purchased mortgage loan and loan participation portfolio. On purchased loans, the Association uses the servicer to commence foreclosure proceedings.

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

     Classified Assets.  Federal regulations provide for the classification of
     ------------------
loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality as "substandard", "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full" "highly questionable and improbable," on the basis of currently existing facts, conditions, and values. Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

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

     As of June 30, 1999, the Association had total classified assets of $669,349 of which $157,807 were classified as substandard and $229,190 were classified as doubtful. Special mention assets totalled $282,352 at June 30, 1999.

Delinquent Loans
At June 30, 1999, 1998 and 1997, delinquent loans in the Association's portfolio were as follows:

                                            At June 30, 1999                                   At June 30, 1998
                             ---------------------------------------------        --------------------------------------------
                                  60-90 Days            90 Days or More                 60-90 Days         90 Days or More
                             ---------------------   ---------------------        ---------------------  ---------------------
                             Number      Principal   Number      Principal        Number      Principal  Number      Principal
                             of          Balance     of          Balance          of          Balance    of          Balance
                             Loans       of Loans    Loans       of Loans         of Loans    Loans      of Loans    of Loans
                             ---------  ----------   ---------   ---------        ----------  ---------  ---------  ----------
                                                                    (Dollars in Thousands)
One- to four-family                  7  $      193           9   $     477                13  $     451         21  $      924
Multi-family                        --          --          --          --                --         --         --          --
Commercial real estate              --          --          --          --                --         --         --          --
                             ---------  ----------   ---------   ---------        ----------  ---------  ---------  ----------

Total mortgage loans                 7  $      193           9   $     477                13  $     451         21  $      924
                             =========  ==========   =========   =========        ==========  =========  =========  ==========

Delinquent loans to total gross loans         0.14%                   0.33%                        0.33%                  0.67%

                                              At June 30, 1997
                              --------------------------------------------------
                                    60-90 Days               90 Days or More
                              ----------------------      ----------------------
                              Number       Principal      Number       Principal
                              of           Balance        of           Balance
                              Loans        of Loans       Loans        of Loans
                              ---------    ---------      ---------    ---------
One- to four-family                   8    $     115             11    $     577
Multi-family                         --           --             --           --
Commercial real estate               --           --             --           --
                              ---------    ---------      ---------    ---------

Total mortgage loans                  8    $     115             11    $     577
                              =========    =========      =========    =========

Delinquent loans to total gross loans           0.09%                       0.46%

Non-Performing Assets. The following table sets forth information regarding delinquent loans and real estate owned by the Association at the dates indicated. At June 30, 1999, 1998 and 1997, the Association had no restructured loans within the meaning of FASB Statement 15.

                                                            At June 30,
                                           ------------------------------------------
                                                1999           1998            1997
                                           ----------       ---------       ---------
                                                      (Dollars in thousands)
Non-accrual mortgage loans                 $      477       $     924       $     577
Non-accrual other loans                            --              --              --
                                           ----------       ---------       ---------
Total non-performing loans                        477             924             577
                                           ----------       ---------       ---------

Total foreclosed real estate,
 net of related reserves                          120              --              --
                                           ----------       ---------       ---------

Total non-performing assets (1)            $      597       $     924       $     577
                                           ==========       =========       =========

Non-performing loans to total loans              0.33%           0.67%           0.46%
Total non-performing assets to total assets      0.42%           0.45%           0.25%

(1) All non-performing assets at June 30, 1999 were included in classified assets at that date.

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

The following table sets forth the Association's allowance for loan losses at the dates indicated:

                                                               At or For the Year
                                       -------------------------------------------------------------------
                                                                 Ended June 30,
                                       -------------------------------------------------------------------
                                          1999           1998          1997          1996          1995
                                       ---------      ---------     ----------    ----------    ----------
                                                             (Dollars in thousands)
Balance at beginning of period         $     690      $     630     $      535    $      535    $      425
Provision for loan losses                     15             60             95            --           115
Charge-offs                                   --             --             --            --            (5)
Recoveries                                    --             --             --            --            --
                                       ---------      ---------     ----------    ----------    ----------

Balance at end of period               $     705      $     690     $      630    $      535    $      535
                                       =========      =========     ==========    ==========    ==========

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period               --             --             --            --            --

Ratio of allowance for loan losses
  to non-performing loans at
  end of period                           147.80%         74.68%        109.19%        80.69%       126.16%

Ratio of allowance for loan losses
  to total non-performing assets at
  the end of period                       118.09%         74.68%        109.19%        77.99%       126.16%

 Ratio of allowance for loan losses
  to total loans receivable at
  the end of period                         0.49%          0.50%          0.50%         0.50%         0.51%

The following table sets forth the Association's general allowance for loan losses by type of loan at the dates indicated.

                                                                        At June 30,
                                    ------------------------------------------------------------------------------------
                                             1999                      1998                            1997
                                    ------------------------     -------------------------     -------------------------
                                                 Percentage                    Percentage                   Percentage
                                                 of loans in                   of loans in                  of loans in
                                                 Category to                   Category to                  Category to
                                                 Total                         Total                        Total
                                                 Outstanding                   Outstanding                  Outstanding
                                    Amount       Loans           Amount        Loans           Amount       Loans
                                    -----------  ------------    -----------   -----------     ----------   ------------
                                                                   (Dollars in thousands)
General Allowances Allocated to:

Mortgage loans:
 One- to four-family                $       584         82.84%   $       615         89.10%    $      570          90.48%
 Multi-family                                47          6.66              4           .52              6            .95
 Commercial real estate                      74         10.50             67          9.78             51           8.10


Other loans:
 Home improvement                            --            --              3          0.44              1           0.16
 Loans on savings                            --            --             --            --             --             --
 Consumer                                    --            --              1          0.16              2           0.31
                                    -----------  ------------    -----------   -----------     ----------   ------------

 Total general allowance            $       705           100%   $       690           100%    $      630            100%
                                    ===========  ============    ===========   ===========     ==========   ============

Investment Activities
The investment policy of the Association, which is established by the Board of Directors and implemented by the Asset/Liability Committee, is designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement the Association's lending activities. Investments generally are made with the intent to hold them to maturity. Savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers acceptances, repurchase agreements and loans on federal funds. Subject to various restrictions, savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. At June 30, 1999, the Association had investment securities with a fair value of $58.8 million as shown in the following table.

INVESTMENT ACTIVITIES:

The following table sets forth certain information regarding the amortized cost and fair values of the Company's investment securities portfolio at the dates indicated.

                                                                               At June 30,
                                       ---------------------------------------------------------------------------------------
                                                  1999                        1998                            1997
                                       ------------------------    -------------------------      ----------------------------
                                       Amortized        Fair       Amortized        Fair          Amortized          Fair
                                       Cost             Value      Cost             Value         Cost               Value
                                       ---------        -------    ---------        --------      ---------          ---------
                                                                           (In thousands)
Interest-earning deposits:
  FHLB daily time                      $   4,340        $ 4,340    $   2,523        $  2,523      $   3,265          $   3,265
  FHLB demand deposit                        279            279          483             483          1,184              1,184
  Passbook savings                             6              6           48              48             35                 35
                                       ---------        -------    ---------        --------      ---------          ---------

Total interest-earning deposits            4,625          4,625        3,054           3,054          4,484              4,484


Investment securities:
  U.S. Government and federal
  agency obligations
  available-for-sale                       7,499          7,480        9,745           9,770         26,971             27,039

FHLB Stock                                 3,134          3,134        3,134           3,134          5,652              5,652

Mortgage-backed securities
  available-for-sale                      42,805         43,536       46,889          48,226         67,889             68,975
                                       ---------        -------    ---------        --------      ---------          ---------

Total                                  $  58,063        $58,775    $  62,822        $ 64,184      $ 104,996          $ 106,150
                                       =========        =======    =========        ========      =========          =========

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Company's investment securities at June 30, 1999.

                                                                At June 30, 1999
                         -------------------------------------------------------------------------------------------------

                                                   After One           After Five
                              One Year              Through             Through                  After          Total Investment
                              or less              Five Years           10 Years                10 Years           Securities
                         ------------------    ------------------   ------------------     ------------------  -------------------

                                 Annualized            Annualized           Annualized             Annualized           Annualized
                                 Weighted              Weighted             Weighted               Weighted             Weighted
                         Fair    Average       Fair    Average      Fair    Average        Fair    Average     Fair     Average
                         Value   Yield         Value   Yield        Value   Yield          Value   Yield       Value    Yield
                         ------  ----------    ------  ----------   ------  ----------     ------  ----------  ------   ----------
                                                                  (Dollars in thousands)
U.S.
 Government obligations  $  751        5.69%   $   --          --%  $   --          --     $   --          --  $  751         5.69%

FHLB Debentures           3,004        5.77     3,725        5.43       --          --         --          --   6,729         5.58
                         ------  ----------    ------  ----------   ------  ----------     ------  ----------  ------   ----------

Total                    $3,755        5.75%   $3,725        5.43%  $   --          --         --          --  $7,480         5.95%
                         ======  ==========    ======  ==========   ======  ==========     ======  ==========  ======   ==========

AVERAGE BALANCE

The following table sets forth certain information relating to the Company's consolidated statement of financial condition at June 30, 1999, 1998 and 1997 and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from monthly balances. The yields and costs include fees which are considered adjustments to yields. Average balances include nonaccruing loans.

                                                                        Year Ended June 30,
                             ------------------------------------------------------------------------------------------------------
                                            1999                               1998                                1997
                             ---------------------------------   ---------------------------------  -------------------------------
                              Average               Average       Average              Average       Average             Average
                              Balance    Interest   Yield/Cost    Balance   Interest   Yield/Cost    Balance   Interest  Yield/Cost
                             ---------   --------   ----------   ---------  --------   ----------   --------   --------  ----------
                                                                      (Dollars in thousands)
Assets:
  Interest-earning assets:
    Loans                    $ 141,052   $ 10,362         7.35%  $ 130,745  $  9,619         7.36%  $113,387   $  8,254        7.28%
    Interest-earning
     deposits                    5,762        264         4.58       6,044       331         5.48      4,000        197        4.93
    Investment securities
     and
      FHLB stock                11,339        668         5.89      18,157     1,118         6.16     27,142      1,860        6.85
    Mortgage-backed
     securities                 45,864      2,920         6.37      61,182     4,210         6.88     69,330      4,729        6.82
                             ---------   --------                ---------  --------                --------   --------
    Total interest-earning
      assets                   204,017     14,214         6.97     216,128    15,278         7.07    213,859     15,040        7.03
                                         --------                           --------                           --------
  Non-interest earning
   assets                        2,175                               2,366                             2,484
                             ---------                           ---------                          --------
  Total assets               $ 206,192                           $ 218,494                          $216,343
                             =========                           =========                          ========

Liabilities:
  Interest-bearing
   liabilities:
    Passbook accounts        $   6,214   $    187         3.01   $   6,059  $    183         3.02   $  6,815   $    170        2.49
    Certificates and money
        market                 111,984      6,232         5.57     102,510     5,952         5.81     85,670      4,937        5.76
 FHLB Advances                  57,933      3,101         5.35      79,922     4,553         5.70     94,327      5,329        5.65
                             ---------   --------                ---------  --------                --------   --------
Total Interest-bearing
  liabilities                  176,131      9,520         5.41     188,491    10,688         5.67    186,812     10,436        5.59
                                         --------                           --------                           --------
Non-interest bearing
       liabilities               1,590                               1,654                             1,896
                             ---------                           ---------                          --------
  Total liabilities            177,721                             190,145                           188,708
  Stockholders' equity          28,471                              28,349                            27,635
                             ---------                           ---------                          --------

Total liabilities and
  Stockholders' Equity       $ 206,192                           $ 218,494                          $216,343
                             =========                           =========                          ========
Net interest
 income/interest
  rate spread (1)                        $  4,694         1.56%             $  4,590         1.40%             $  4,604        1.44%
                                         ========   ==========              ========   ==========              ========  ==========

Net interest margin/net
  earning assets (2)                                      2.30%                              2.12%                             2.15%
                                                    ==========                         ==========                        ==========
Ratio of interest-earning
 assets
  to interest-bearing liabilities                       115.83%                            114.66%                           114.48%
                                                    ==========                         ==========                        ==========

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

The following table presents the deposit activity of the Association for the periods indicated.

                                     Year Ended June 30,
                                 ----------------------------
                                   1999      1998     1997
                                   ----      ----     ----
                                       (In thousands)
Deposits.......................   $17,456   $23,216  $24,207
Withdrawals....................    19,306    13,153   12,245
                                  -------   -------  -------
Excess of deposits
  over (under) withdrawals.....    (1,850)   10,063   11,962
Interest credited on deposits..     4,471     4,088    3,281
                                  -------   -------  -------
Total increase
  (decrease) in deposits.......   $ 2,621   $14,151  $15,243
                                  =======   =======  =======

     At June 30, 1999, the Association had deposit accounts in the amounts of $100,000 or more maturing as follows (in thousands):

One month through three months..   $ 3,413
Three through six months........     3,951
Six through 12 months...........     8,490
Over 12 months..................     3,827
                                   -------
  Total.........................   $19,681
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

                                                                       At June 30,
                                -----------------------------------------------------------------------------------------
                                            1999                             1998                         1997
                                ------------------------------  ----------------------------- ----------------------------
                                                     Weighted                       Weighted                      Weighted
                                           Percent   Average              Percent   Average              Percent   Average
                                           of Total  Nominal              of Total  Nominal              of Total  Nominal
                                  Amount   Deposits  Rate       Amount    Deposits  Rate       Amount    Deposits  Rate
                                --------  --------   --------   --------  --------  -------   --------   --------  -------
                                                                 (Dollars in thousands)
Passbook accounts               $  6,490      5.50%      3.00%  $  5,975     5.18%     3.00%  $  6,299    6.18%     3.00%
                                --------    ------              --------   ------             --------  ------

Certificate accounts:

 Within one year                  83,601     70.88       5.20     82,784    71.78      5.79     70,030   68.69      5.79

 One year to three years          20,053     17.00       5.48     19,051    16.52      5.84     18,133   17.78      5.87

 Over three years                  1,511      1.28       5.37      1,415     1.23      5.80      1,449    1.42      5.79

 Individual retirement
  accounts                         6,296      5.34       5.45      6,105     5.29      5.84      6,048    5.93      5.80
                                --------    ------              --------   ------             --------  ------

  Total Certificates             111,461     94.50               109,355    94.82               95,660   93.82
                                --------    ------              --------   ------             --------  ------

Total deposits                  $117,951    100.00%             $115,330   100.00%            $101,959  100.00%
                                ========    ======              ========   ======             ========  ======

The following table presents, by various rate categories, the amount of certificate accounts outstanding at June 30, 1999, 1998 and 1997 and the periods to maturity of the certificate accounts at June 30, 1999.

                                                                            Period to Maturity from
                                         At June 30,                              June 30, 1999
                               --------------------------   ----------------------------------------------
                                                             Within     Two to
                                  1999      1998    1997    One Year   Three Years  Thereafter       Total
                                  ----      ----    ----    --------   -----------  ----------      ------
                                                            (in thousands)
Certificate accounts:

  4.00% to 4.99%               $ 34,295  $     18  $  1,277   $32,157       $  2,138          --    $ 34,295

  5.00% to 5.99%                 74,460    99,672    59,634    52,561         20,270       1,629      74,460

  6.00% to 6.99%                  1,363     8,356    33,383       914            449          --       1,363

  7.00% to 7.99%                  1,342     1,308     1,365     1,342             --          --       1,342

  8.00% to 8.99%                      1         1         1         1             --          --           1
                                -------  --------  --------   -------    -----------  ----------    --------

 Total                         $111,461  $109,355  $ 95,660   $86,975       $ 22,857    $  1,629    $111,461
                               ========  ========  ========   =======    ===========  ==========    ========

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


Subsidiary Activities

    MBL Financial Services.  The Association has one wholly-owned subsidiary,
    -----------------------
MBL Financial Services ("MBL") which was formed to offer various financial services to its customers. MBL is engaged in offering credit life insurance, discount brokerage services, mutual funds, unit investment trusts, and other related securities. At June 30, 1999, MBL had total assets of $4,976.


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

Personnel

    As of June 30, 1999, the Association had 14 full-time employees. The employees are not represented by a collective bargaining unit, and the Association considers its relationship with its employees to be excellent.

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

                                                   Year ended June 30, 1998                        Year ended June 30, 1997
                                                          Compared to                                    Compared to
                                                   Year ended June 30, 1999                        Year ended June 30, 1998
                                                      Increase (Decrease)                             Increase (Decrease)
                                              -----------------------------------            -----------------------------------
                                                           Due to                                           Due to
                                              -----------------------------------            -----------------------------------
                                              Volume          Rate         Net               Volume          Rate         Net
                                              -------       --------     --------            -------       --------     --------
                                                                                (In Thousands)
Interest-earning assets:
    Loans, net                                $   756       $    (13)    $    743            $ 1,273       $     92     $  1,375
    Mortgage-backed securities                   (995)          (295)      (1,290)              (560)            41         (519)
    Interest-earning deposits                     (14)           (53)         (67)               110             24          134
    Investment securities                        (403)           (47)        (450)              (568)          (174)        (742)
                                              -------       --------     --------            -------       --------     --------

      Total interest-earning assets           $  (656)      $   (408)    $ (1,064)           $   255       $    (17)    $    238
                                              =======       ========     ========            =======       ========     ========

Interest-bearing liabilities:
    Deposits                                  $   533       $  (249)     $    284            $   952       $     76     $  1,028
    FHLB Advances                              (1,187)         (265)       (1,452)              (823)            47         (776)
                                              -------       --------     --------            -------       --------     --------
      Total interest-bearing liabilities      $  (654)      $  (514)     $ (1,168)           $   129       $    123     $    252
                                              =======       =======      ========            =======       ========     ========

Net change in interest income                 $    (2)      $   106      $    104            $   126       $   (140)    $    (14)
                                              =======       =======      ========            =======       ========     ========

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

Federal Regulation of Savings Associations

    Office of Thrift Supervision.  The OTS is an office in the Department of the
    -----------------------------
Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

    Federal Home Loan Bank System.  The FHLB System, consisting of 12 FHLBs, is
    ------------------------------
under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner. The Association, as a member of the FHLB-Des Moines, is required to acquire and hold shares of capital stock in the FHLB-Des Moines in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or
(ii) 1/20 of its advances (i.e., borrowings) from the FHLB-Des Moines. The Association is in compliance with this requirement with an investment in FHLB-Des Moines stock of $3.1 million at June 30, 1999. Among other benefits, the FHLB-Des Moines provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Des Moines.

    Federal Deposit Insurance Corporation.  The FDIC is an independent federal
    --------------------------------------
agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Association Insurance Fund ("BIF") and the SAIF. As insurer of the Association's deposits, the FDIC has examination, supervisory and enforcement authority over the Association.

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

    Liquidity Requirements.  Under OTS regulations, each savings institution is
    -----------------------
required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. At June 30, 1999, the Association's liquidity ratio was 12.36%.

    Prompt Corrective Action.  Under the FDIC, each federal banking agency is
    -------------------------
required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier 1 risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier 1 risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0% (3.0% in certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier 1 risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

    At June 30, 1999, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

    Standards for Safety and Soundness.  The federal banking regulatory agencies
    -----------------------------------
have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensations, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

    Qualified Thrift Lender Test.  All savings associations are required to meet
    -----------------------------
a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either convert to a national bank charter or be subject to the following restrictions on its operations: (i) the Association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the Association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the Association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the Association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

    Currently, the QTL test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination: 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1999, the Association was in compliance with the QTL test.

    Capital Requirements.  Under OTS regulations, a savings association must
    ---------------------
satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

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


    The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal: interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing
                     ----
discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the Association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the Association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

         For information regarding the Association's capital levels as of June 30, 1999, see Note 11 Regulatory Matters in the Financial Statement Notes.

         Limitations on Capital Distributions.  OTS regulations impose uniform
         -------------------------------------
limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Association to give the OTS 30 days' advance notice of any proposed declaration of dividends, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

         A Tier 1 savings association has capital in excess of its capital requirement (both before and after the proposed capital distribution). A Tier 1 savings association may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half of its surplus capital ratio (i.e., the amount of capital in excess of its
                             ------
requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the Association is to meeting its capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

         The Association currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

         Loans to One Borrower.  Under the HOLA, savings institutions are
         ----------------------
generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1999, the Association's regulatory limit on loans to one borrower was $4.3 million.

         Activities of Associations and Their Subsidiaries.  A savings
         --------------------------------------------------
association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and may establish service corporation subsidiaries to engage in certain preapproved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the Association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

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

         Transactions with Affiliates.  Savings associations must comply with
         -----------------------------
Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Association to an affiliate must be secured by collateral in accordance with Section 23A.

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

         Community Reinvestment Act.  Savings associations are also subject to
         ---------------------------
the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a savings association, to assess the saving association's record in meeting the credit needs of the community serviced by the savings association, including low and moderate income neighborhoods. The regulatory agency's assessment of the savings association's record is made available to the public. Further, such assessment is required of any savings association which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

Savings and Loan Holding Company Regulations

         Holding Company Acquisitions.  The HOLA and OTS regulations issued
         -----------------------------
thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

         Holding Company Activities.  As a unitary savings and loan holding
         ---------------------------
company, the Company generally is not subject to activity restrictions under the HOLA. If the Company acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or
(vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.


         Qualified Thrift Lender Test.  The HOLA provides that any savings and
         ----------------------------
loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test", must, within one year after the date on which the Association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                   TAXATION
Federal Taxation

         General.  The Company and the Association report their income on a
         -------
fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company.

         Bad Debt Reserve.  Historically, savings institutions such as the
         ----------------
Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans", which are generally loans secured by a certain interest in real property, were computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount or any permitted additions to the non-qualifying reserve. Due to the Association's loss experience, the Association generally recognized a bad debt deduction equal to 8% of taxable income.

         The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the percentage of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). For taxable years beginning after December 31, 1995, the Association's bad debt deduction must be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Association is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allowed an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured tax year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserve will be recaptured in the case of certain excess distributions to shareholders.

         Distributions.  To the extent that the Association makes "nondividend
         -------------
distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987 (or a lesser amount if the Association's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a "nondividend distribution", then approximately one and one-half times the Excess Distribution would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" and for limits on the payment of dividends by the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

         Corporate Alternative Minimum Tax.  The Code imposes a tax on
         ---------------------------------
alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax is paid.

         Dividends-Received Deduction.  The Company may exclude from its income
         ----------------------------
100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

         Audits.  The Association's federal income tax returns have not been
         ------
audited during the past ten years.

State Taxation

         Missouri Taxation.  Missouri-based thrift institutions, such as the
         -----------------
Association, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Association and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Association is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision, except taxes on tangible personal property owned by the Association and held for lease or rental to others and on real estate, contributions paid pursuant to the

Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular corporate income tax.


         Delaware.  As a Delaware holding company not earning income in
         ---------
Delaware, the Company is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.


Item 2. Properties.
--------------------

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


Item 3. Legal Proceedings.
--------------------------

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


Item 4. Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

         None applicable.

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------------------

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

          Quarter Ended           High     Low    Dividends
          -------------         -------  -------  ---------
          September 30, 1997    $ 27.25  $ 23.25  N/A
          December 30, 1997     $ 30.50  $ 25.25  $.20

          Quarter Ended          High          Low        Dividends
          -------------         -------      -------      ---------
          March 30, 1998        $30.625      $27.25        N/A
          June 30, 1998         $27.125      $23.00       $.30
          September 30, 1998    $24.75       $18.375      $.20
          December 31, 1998     $20.938      $13.75       $.30
          March 31, 1999        $21.00       $18.375       N/A
          June 30, 1999         $23.75       $16.438      $.30

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
-------------

MBLA Financial Corporation ("Company") is the savings and loan holding company for Macon Building and Loan Association, F.A. (the "Association" or "Macon"). Apart from the operations of the Association, the Company did not engage in any significant operations during the year ended June 30, 1999.

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

The Association's loan portfolio has increased to $141.8 million at June 30, 1999 from $136.6 million at June 30, 1998. While management cannot predict the duration of the increase in loan demand, the Association will pursue other possible investment alternatives to help diversify its portfolio while raising appropriate funds for these purposes.

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

The Board of Directors has appointed an Asset/Liability Committee comprised of the President and the entire Board of Directors. It is the responsibility of this committee to manage the interest rate sensitivity of the Association's balance sheet in order to minimize large fluctuations in the net income of the Association. The Association utilizes adjustable rate mortgages ("ARMs") to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. The committee is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's directive that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 83.4% of Macon's mortgage loan portfolio as of June 30, 1999, consisted of ARMs, including ARMs secured by commercial real estate.

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

The balance sheet structure poses a challenge of interest rate risk to the management. The Association's one year GAP at June 30, 1999, was a negative 4.84% or $9.8 million.

The Association's one year GAP is reflected in the following table:

                Maturities within One Year

                Assets:         $119,120,000
                Liabilities:     128,928,000
                                ------------
                GAP:            $ -9,808,000

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

The primary investing activities of the Association are originating and purchasing loans and purchasing investments and mortgage-backed securities. Proceeds from maturities of investment securities and principal payments received on mortgage-backed and related securities provided $10.1 million of liquidity for the year ended June 30, 1999. New loan closings exceeded repayments and purchases by $11.9 million.

The Association's most significant financing activities are deposit accounts, FHLB borrowings, taxes and insurance on behalf of borrowers, and the payment of dividends. During the year ended June 30, 1999, the Association repaid $4.2 million of FHLB advances while the net increase in deposits and escrow balances was $2.6 million.

Federal regulations require the Association to maintain minimum levels of liquid assets (i.e., cash and eligible investments). The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of the average daily balance of its net withdrawable savings deposits and short-term borrowings. The Association attempts to maintain levels of liquidity at levels in excess of those required by regulation. Maintaining levels of liquidity acts, in part, to reduce the Association's balance sheet exposure to interest rate risk. At June 30, 1999, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and short-term borrowings) was 12.36%.

The Association must also maintain adequate levels of liquidity to ensure the availability of funds to satisfy loan commitments and deposit withdrawals. At June 30, 1999, the Association had outstanding commitments to originate loans of $7.1 million. At the same time, certificates of deposit which are scheduled to mature in one year or less totalled $86.4 million. Based upon historical experience, management believes the majority of maturing certificates of deposit will remain with the Association. In addition, management of the Association believes that it can adjust the offering rates of certificates of deposit to retain deposits in changing interest rate environments. In the event that a significant portion of these deposits are not retained by the Association, the Association would be able to utilize FHLB advances to fund deposit withdrawals, which would result in an increase in interest expense to the extent that the average rate paid on such advances exceeds the average rate paid on deposits of similar duration.

Management believes its ability to generate funds internally will satisfy its liquidity requirements. If the Association requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB under a blanket agreement which assigns all investments in FHLB stock as well as qualifying first mortgage loans equal to 150% of the outstanding advances as collateral to secure the amounts borrowed. At June 30, 1999, the Association had approximately $62.7 million available to it under the above-mentioned borrowing arrangement. At June 30, 1999, the Association had $54.3 million in advances from the FHLB.

The Association is required to maintain specific amounts of capital pursuant to OTS regulations on minimal capital standards. As of June 30, 1999, the Association complied with all regulatory capital requirements as of that date with tangible and risk-based capital ratios of 14.03% and 32.44% respectively. For a detailed discussion of regulatory capital requirements, see "REGULATION -- Federal Regulation of Savings Associations -- Capital Requirements."


Comparison of Operating Results for the Years Ended June 30, 1999 and 1998

Net Income.  Net income for fiscal 1999 increased $137,000 from fiscal 1998.
----------
The increase in net income primarily resulted from an increase in mortgage lending activity and was offset somewhat from a decrease in mortgage-backed and related securities activity and investment securities. Interest rates were stable on interest-earning assets and interest-bearing liabilities during the first half of the fiscal year, but were on the rise for the second half.

Interest Income.  Interest income decreased $1 million for fiscal year 1999 due
---------------
primarily to a decrease in mortgage-backed and related securities income and investment securities income. The decrease in mortgage-backed and related securities income is due to the Association reducing its mortgage securities portfolio by $20.7 million in fiscal year 1998.

Interest Expense. Interest expense for fiscal 1999 was $9.5 million as compared
----------------
to $10.7 million for fiscal 1998. The decrease in interest expense was primarily due to lower cost of funds on deposits and also on FHLB advances. The average cost of funds decreased to 5.41% for fiscal 1999 from 5.67% for fiscal 1998.

Net Interest Income.  Net interest income for fiscal 1999 increased $104,000
-------------------
over fiscal 1998 due primarily to the decrease in interest expense being greater than the decrease in interest income.

Provisions for Loan Losses.  During fiscal 1999, the Association decreased its
--------------------------
provision for loan losses to $15,000 from $60,000 in fiscal 1998. The loan loss allowance was at $705,000 at June 30, 1999. The Association has historically experienced low losses. However, no assurances can be given as to future loss levels. The Association's policy requires that a loan loss provision be equal to 1/2 of 1% of outstanding mortgage loans.

Other Income.  Other income for fiscal 1999 totalled $100,000 as compared to
------------
$44,000 for fiscal 1998. Other income is not considered a significant part of the total income of the Association.

Other Expense.  Other expenses during fiscal 1999 were $1.6 million as compared
-------------
to $1.6 million for fiscal 1998. All expenses were at approximately the same levels for fiscal 1999 as fiscal 1998.

Income Taxes. The provision for federal and state income taxes increased
------------
$113,000 to $1.2 million in fiscal 1999 from $1.1 million in fiscal 1998. The effective tax rate was 37.1% in fiscal 1999 as compared to 36.4% in fiscal 1998.


Comparison of Operating Results for the Years Ended June 30, 1998 and 1997

Net Income. Net income for fiscal 1998 increased $443,000 from fiscal 1997. The
----------
increase in net income primarily resulted from an increase in mortgage lending activity and was offset somewhat from a decrease in mortgage-backed and related securities activity and a decrease in SAIF deposit insurance premiums. Interest rates remained stabilized on interest-earning assets and interest-bearing liabilities during the period.

Interest Income. Interest income increased $238,000 for fiscal year 1998 due
---------------
primarily to increased mortgage loan activity. The higher balance of loans outstanding during fiscal 1998 reflects an increase in deposit growth, improved local loan demand and a continued volume of purchased loans. Total loans originated and purchased during fiscal 1998 increased loans outstanding by $10.1 million. During this period, the Association reduced its mortgage-backed securities portfolio by $20.7 million.

Interest Expense. Interest expense for fiscal 1998 was $10.7 million as compared
----------------
to $10.4 million for fiscal 1997. The increase in interest expense was primarily due to the increase in deposits and off-set by the decrease in Federal Home Loan Bank advances. The average cost of deposits increased from 5.52% for fiscal 1997 to 5.65% for fiscal 1998. Due to current interest rates, customers continue to move funds into shorter term certificates of deposit.

Net Interest Income.  Net interest income for fiscal 1998 remained relatively at
-------------------
the same level as fiscal year 1997. Although the Association's mortgage loan activity increased during fiscal 1998, net interest income decreased due to a decrease in mortgage-backed and related securities.

Provisions for Loan Losses. During fiscal 1998, the Association decreased its
--------------------------
provision for loan losses to $60,000 from $95,000 in fiscal 1997. The loan loss allowance was at $690,000 at June 30, 1998. The Association has historically experienced low losses. However, no assurances can be given as to future loss levels. The Association's policy requires that a loan loss provision be equal to 1/2 of 1% of outstanding mortgage loans.

Other Income. Other income for fiscal 1998 totalled $44,000 as compared to
------------
$10,000 for fiscal 1997. Other income is not considered a significant part of the total income of the Association.

Other Expense. Other expenses during fiscal 1998 were $1.6 million as compared
-------------
to $2.1 million for fiscal 1997. The decrease of approximately $480,000 was due to the decrease in the SAIF deposit insurance of accounts premium offset by a slight increase in compensation and benefits.

Income Taxes. The provision for federal and state income taxes increased $93,000
------------
to $1.1 million in fiscal 1998 from $1.0 million in fiscal 1997. The effective tax rate was 36.4% in fiscal 1998 as compared to 40.6% in fiscal 1997.


Year 2000

The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the Year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process financial and operational information incorrectly.

Item 7.  Financial Statements
-----------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     As of  June 30
                                                                   --------------------
                                                                     1999        1998
                                                                   --------    --------
                                                                     (In thousands)
    ASSETS

Cash on hand and noninterest-earning deposits                      $    233    $    580
Interest-earning deposits in other institutions                       4,625       3,055
Investment securities (Note 2)
    Securities available-for-sale, at fair value                      7,480       9,770
Mortgage-backed securities (Note 3)
    Securities available-for-sale, at fair value                     43,536      48,226
Loans receivable, net (Notes 4 and 15)                              141,840     136,647
Accrued interest receivable (Note 5)                                  1,101       1,162
Investment required by law
Stock in Federal Home Loan Bank, at cost                              3,134       3,134
Real estate owned                                                       120          --
Premises and equipment (Note 6)                                         259         282
Other assets                                                            505         372
                                                                   --------    --------
    Total assets                                                   $202,833    $203,228
                                                                   ========    ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (Note 7)                                                  $117,951    $115,330
Federal Home Loan Bank advances (Note 8)                             54,393      58,640
Advances from borrowers for taxes and insurance                         173         165
Income tax liabilities (Note 10)                                        413         541
Accrued expenses and other liabilities                                  403         711
Dividends payable                                                       374          --
                                                                   --------    --------
    Total liabilities                                               173,707     175,387
                                                                   --------    --------

Commitments and contingencies (Note 13)

Preferred stock, $.01 par value; authorized 500,000
  shares; none outstanding                                               --          --
Common stock $.01 par value; authorized 2,500,000 shares,
  issued 1,765,211 shares in 1999 and 1998                               17          17
Additional paid-in capital                                           17,838      17,526
Retained earnings, substantially restricted                          20,304      19,022
Less:
    Treasury stock, 518,190 shares in 1999 and 1998                  (9,395)     (9,395)
    Accumulated other comprehensive income                              448         859
    Common stock acquired by the ESOP (Note 9)                          (86)       (188)
                                                                   --------    --------
    Total stockholders' equity                                       29,126      27,841
                                                                   --------    --------

    Total liabilities and stockholders' equity                     $202,833    $203,228
                                                                   ========    ========

         See accompanying notes to consolidated financial statements.

                                         For the Three Years Ended June 30, 1999

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 Years Ended June 30
                                                             --------------------------
                                                               1999      1998     1997
                                                             -------   -------  -------
                                                                  (In thousands)
Interest income:
    Loans receivable (Note 4)                                $10,362   $ 9,619  $ 8,254
    Investment securities and FHLB stock                         668     1,118    1,860
    Mortgage-backed and related securities                     2,920     4,210    4,729
    Other interest-earning assets                                264       331      197
                                                             -------   -------  -------
          Total interest income                               14,214    15,278   15,040
                                                             -------   -------  -------

Interest expense:
    Deposits (Note 7)                                          6,419     6,135    5,107
    Federal Home Loan Bank advances                            3,101     4,553    5,329
                                                             -------   -------  -------
          Total interest expense                               9,520    10,688   10,436
                                                             -------   -------  -------

Net interest income                                            4,694     4,590    4,604

Provision for loan losses (Note 4)                                15        60       95
                                                             -------   -------  -------
Net interest income after provision for loan losses            4,679     4,530    4,509
                                                             -------   -------  -------

Noninterest income:
    Other (Note 12)                                              100        44       10
                                                             -------   -------  -------

Noninterest expense:
    Compensation and benefits (Note 9)                         1,007     1,099      927
    Occupancy and equipment (Note 6)                              72        84       81
    SAIF deposit insurance premiums                              122       127      740
    Loss on sale of real estate owned                             32        --       10
    Net loss on sale of mortgage-backed securities                --        --       59
    Other (Note 12)                                              333       301      275
                                                             -------   -------  -------
          Total noninterest expense                            1,566     1,611    2,092
                                                             -------   -------  -------

Income before income taxes                                     3,213     2,963    2,427
Income tax expense (Note 10)                                   1,192     1,079      986
                                                             -------   -------  -------
Net income                                                   $ 2,021   $ 1,884  $ 1,441
                                                             =======   =======  =======

Earnings per share -- basic                                  $  1.64   $  1.52  $  1.11

Earnings per share -- diluted                                $  1.58   $  1.44  $  1.04

          See accompanying notes to consolidated financial statements.

                                         For the Three Years Ended June 30, 1999
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                Years ended June 30
                                            ---------------------------
                                             1999       1998      1997
                                            ------     ------    ------
                                                   (In thousands)
Net income                                  $2,021     $1,884    $1,441

Other comprehensive income,
     Net of income tax:

       Unrealized gain (loss) on
         Securities available-for-sale        (411)       132       574
                                            ------     ------    ------

Comprehensive income                        $1,610     $2,016    $2,015
                                            ======     ======    ======



         See accompanying notes to consolidated financial statements.

                                         For the Three Years Ended June 30, 1999
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 Three Years Ended June 30, 1999
                                           -------------------------------------------------------------------------------
                                                                             (In thousands)

                                                                                         Accumulated     Common    Common
                                                      Additional                            Other         Stock     Stock
                                             Common    Paid-In    Retained   Treasury   Comprehensive   Acquired   Awarded
                                             Stock     Capital    Earnings     Stock        Income      by ESOP    by RRP    Total
                                           ---------- ----------  --------   --------   -------------   --------   -------  -------
Balance, June 30, 1996                     $       17 $   16,754  $ 17,665   $ (5,924)  $         153   $   (390)  $  (208) $28,067

Additions (deductions) for the year
  ended June 30, 1997:
    Net income                                     --         --     1,441         --              --         --        --    1,441
    Stock options retired                          --         --       (58)        --              --         --        --      (58)
    Dividends declared ($.40 per share)            --         --      (513)        --              --         --        --     (513)
    Compensation expense related to ESOP           --        119        --         --              --         --        --      119
    Deferred tax on RRP                            --         71        --         --              --         --        --       71
    Reduction of employee stock ownership
      plan obligation                              --         --        --         --              --        108        --      108
    Amortization of executive stock plan           --         --        --         --              --         --       150      150
    Purchase of treasury stock
      (66,699 shares)                              --         --        --     (1,423)             --         --        --   (1,423)
    Other comprehensive income                     --         --        --         --             574         --        --      574
                                           ---------- ----------  --------   --------   -------------   --------   -------  -------
Balance, June 30, 1997                     $       17 $   16,944  $ 18,535     (7,347)            727       (282)      (58)  28,536
                                           ========== ==========  ========   ========   =============  =========   =======  =======
Additions (deductions) for the
  year ended June 30, 1998:
    Net income                                     --         --     1,884         --              --         --        --    1,884
    Stock options exercised                        --        270        --         --              --         --        --      270
    Stock options retired                          --         --      (779)        --              --         --        --     (779)
    Dividends declared ($.50 per share)            --         --      (618)        --              --         --        --     (618)
    Compensation expense related
     to ESOP                                       --        151        --         --              --         --        --      151
    Deferred tax on RRP                            --         73        --         --              --         --        --       73
    Reduction of employee stock
     ownership plan obligation                     --         --        --         --              --         94        --       94
    Amortization of executive stock plan           --         88        --         --              --         --        58      146
    Purchase of treasury stock
     (78,491 shares)                               --         --        --     (2,048)             --         --        --   (2,048)
    Other comprehensive income                     --         --        --         --             132         --        --      132
                                           ---------- ----------  --------   --------   -------------  ---------   -------  -------
Balance, June 30, 1998                     $       17 $   17,526  $ 19,022   $ (9,395)  $         859  $    (188)  $    --  $27,841
                                           ========== ==========  ========   ========   =============  =========   =======  =======
Additions (deductions) for the
  year ended June 30, 1999:
    Net income                                     --         --     2,021         --              --         --        --    2,021
    Dividends declared ($.60 per share)            --         --      (739)        --              --         --        --     (739)
    Compensation expense related
     to ESOP                                       --        102        --         --              --         --        --      102
    Deferred tax on RRP and options                --        210        --         --              --         --        --      210
    Reduction of employee stock
     ownership plan obligation                     --         --        --         --              --        102        --      102
    Other comprehensive income                     --         --        --         --            (411)        --        --     (411)
                                           ---------- ----------  --------   --------   -------------  ---------   -------  -------
Balance, June 30, 1999                     $       17 $   17,838  $ 20,304   $ (9,395)  $         448  $     (86)  $    --  $29,126
                                           ========== ==========  ========   ========   =============  =========   =======  =======

         See accompanying notes to consolidated financial statements.

                                         For the Three Years Ended June 30, 1999
                     CONSOLIDATED STATEMENTS OF CASH FLOW


                                                      1999       1998      1997
                                                    --------   --------   --------
                                                             (In thousands)
Cash flows from operating activities:
 Net income                                         $  2,021   $  1,884   $  1,441
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Provision for loan losses                              15         60         95
   Net loss on sale of
   real estate owned                                      32         --         10
     mortgage-backed securities                           --        (14)        59
   Depreciation                                           37         48         45
   Amortization of premiums and discounts                (11)       (22)       (58)
   RRP compensation expense                               --        135         38
   Decrease (increase) in interest receivable             62        433       (443)
   Decrease (increase) in other assets                  (134)      (279)        42
   Increase (decrease) in income tax payable             112       (126)        13
   Increase in other liabilities                          66         26         33
   Excess of fair value over cost of ESOP
     unallocated shares                                  101        151        118
   Deferred tax on RRP and options                       210         73         72
                                                    --------   --------   --------
     Net cash provided by operating
     activities                                        2,511      2,369      1,465
                                                    --------   --------   --------

Cash flows from investing activities:
 Loans purchased                                     (35,448)   (29,702)   (32,213)
 Proceeds from the sale of loans                       6,415         --         --
 Decrease in loans, net                               23,645     19,443     12,126
 Proceeds from maturities of investment
 securities                                            6,000     27,992     31,927
 Sale of investment securities                            --      1,174         --
 Proceeds from sale of mortgage-backed securities         --      3,891     16,516
 Mortgage-backed securities called                        --     17,000         --
 Purchase of investment securities
   and FHLB stock                                     (3,749)   (11,915)   (47,799)
 Principal collected on repayments and
  maturities of mortgage-backed and
  related securities                                   4,091      4,119      3,431
 Purchase of mortgage-backed and
  related securities                                      --     (4,000)   (17,000)
 Proceeds from the sale of real estate owned              26         --         42
 FHLB stock redeemed                                      --      2,518         --
 Purchase of equipment                                   (15)       (22)       (69)
                                                    --------   --------   --------
   Net cash provided (used) by
   investing activities                                  965     30,498    (33,039)
                                                    --------   --------   --------

         See accompanying notes to consolidated financial statements.

                                         For the Three Years Ended June 30, 1999
                CONSOLIDATED STATEMENTS OF CASH FLOW (continued)

                                                                      Years Ended June 30
                                                                  --------------------------
                                                                  1999         1998     1997
                                                                  ----         ----     ----
                                                                         (In thousands)
 Cash flows from financing activities:
 Net proceeds from the issuance of common stock               $     --   $     271   $    --
 Purchase of treasury stock                                         --      (2,048)   (1,423)
 Net increase in deposits                                        2,622      13,371    15,243
  Stock options retired                                             --        (779)      (58)
 Net increase (decrease) in advances from
     borrowers for taxes and insurance                               8          (6)       15
 Dividends paid                                                   (738)       (618)     (513)
 Proceeds from FHLB advances                                    65,000      62,000    18,000
 Principal payments on FHLB advances                           (69,247)   (106,231)     (215)
 Unearned ESOP compensation decrease                               102          94       108
                                                              --------   ---------   -------
   Net cash provided (used) by financing
        activities                                              (2,253)    (33,946)   31,157
                                                              --------   ---------   -------

   Increase (decrease) in cash and
   cash equivalents                                              1,223      (1,079)     (417)

Cash and cash equivalents at beginning
 of period                                                       3,635       4,714     5,131
                                                              --------   ---------   -------

Cash and cash equivalents at end of period                    $  4,858   $   3,635   $ 4,714
                                                              ========   =========   =======

Supplemental cash flow disclosures:
Cash paid for:
 Interest                                                     $  5,078   $   6,615   $ 7,088
                                                              ========   =========   =======

 Income taxes                                                 $    858   $   1,133   $   903
                                                              ========   =========   =======

Noncash activity:
Loans transferred to real estate owned                        $    178   $      --   $    30
                                                              ========   =========   =======

         See accompanying notes to consolidated financial statements.

                                                    June 30, 1999, 1998 and 1997

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------
MBLA Financial Corporation (the "Company") is a Delaware corporation incorporated February 23, 1993, for the purpose of being the savings and loan holding company for Macon Building and Loan Association, F.A. (the "Association").

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

Cash Equivalents
----------------
Cash equivalents of $4.9 million and $3.6 million at June 30, 1999 and 1998, respectively, consist of cash on hand and funds due from banks. For purposes of the statements of cash flows, the C ompany considers all highly liquid debt instruments with original maturities when purchased of three months or less to be cash equivalents.

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

At June 30, 1999 and 1998, the Company had no outstanding commitments to sell securities.

                                                    June 30, 1999, 1998 and 1997

Equity securities that are nonmarketable are carried at cost. Nonmarketable equity securities held by the Association consist of stock in the Federal Home Loan Bank. The Association, as a member of the Federal Home Loan Bank system, is required to maintain an investment in capital stock of the Federal Home Loan Bank in an amount based on its outstanding loans and advances.


No ready market exists for the Bank stock and they have no quoted market value. For reporting purposes, these investments are assumed to have a market value equal to cost.

Loans Receivable
----------------
Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, and net deferred loan origination fees and costs.

Provisions for Losses on Loans and Interest Receivable
------------------------------------------------------
Provision for losses on loans receivable are based upon management's estimate of the amount required to maintain an adequate allowance for losses, relative to the risks in the loan portfolio. The estimate is based on reviews of the portfolio, including assessment of the carrying value of the loans to the estimated net realizable value of the related underlying collateral, considering past loss experience, current economic conditions and such other factors which, in the opinion of management, deserve current recognition. The Association is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities. As an integral part of those examinations, the various regulatory agencies periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize changes to the allowance based on their judgements about information available to them at the time of their examination.

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

                                                    June 30, 1999, 1998 and 1997

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

An asset and liability approach is used for financial accounting and reporting of income taxes which, among other things, requires the Company to take into account changes in the tax rates when valuing the deferred income tax accounts recorded on the balance sheet. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and loss carryforwards. Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods as well as differences between the tax basis of assets and liabilities and their amounts for financial reporting which are also expected to be settled in future periods. To the extent a deferred tax asset is established which is not realizable, a valuation allowance shall be established against such asset.

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

                                                    1999                                     1998
                                   -------------------------------------   ------------------------------------
                                     Income        Shares      Per-Share       Income       Shares    Per-Share
                                   (numerator)  (denominator)   Amount     (numerator)  (denominator)   Amount
Basic EPS Net Income               $2,021,000    1,235,303      $1.64       $1,884,000    1,240,977       $1.52
                                                                =====                                     =====
Effect of Dilutive
Securities stock options                   --       44,175                          --       65,181
                                   ----------    ---------                  ----------    ---------
Diluted EPS Net Income and
assumed conversions                $2,021,000    1,279,478      $1.58       $1,884,000    1,306,158       $1.44
                                   ==========    =========      =====       ==========    =========       =====



                                                     1997
                                   --------------------------------------
                                     Income         Shares      Per-Share
                                   (numerator)   (denominator)    Amount
Basic EPS Net Income               $1,441,000      1,303,465      $1.11
                                                                  =====
Effect of Dilutive
Securities stock options                   --         76,404
                                   ----------    -----------
Diluted EPS Net Income and
assumed conversions                $1,441,000      1,379,869      $1.04
                                   ==========    ===========      =====

                                                    June 30, 1999, 1998 and 1997


NOTE 2:  INVESTMENT SECURITIES
Securities available-for-sale consist of the following:

                                          Amortized   Unrealized  Unrealized   Fair
                                           Cost         Gains      Losses      Value
                                           -------      -------    ------    --------
                                                            (In thousands)
U.S. Government and federal agencies       $ 7,499      $     6    $  (25)   $  7,480
                                           =======      =======    ======    ========

                                                          June 30, 1998
                                           -------------------------------------------
                                             Gross      Gross
                                           Amortized  Unrealized  Unrealized    Fair
                                             Cost       Gains       Losses     Value
                                           ---------  ---------   ---------- --------
                                                            (In thousands)
U.S. Government and federal agencies       $ 9,745      $    26    $   (1)   $  9,770
                                           =======    =========    ======    ========

The following is a summary of maturities of investment securities available-for-sale as of June 30:

                                                 1999                1998
                                         ----------------------  --------------------
                                         Amortized       Fair    Amortized   Fair
                                           Cost          Value     Cost      Value
                                         ---------      -------  ---------  ---------
                                                         (In thousands)
Amounts maturing in:
 One year or less                          $ 3,749      $ 3,755    $ 5,996   $  6,015
 After one year through five years           3,750        3,725      3,749      3,755
 After five years through ten years             --           --         --         --
                                           -------      -------     ------   --------
                                           $ 7,499      $ 7,480     $9,745   $  9,770
                                           =======      =======     ======   ========

There were no sales of investment securities during the years ended June 30, 1999, 1998, or 1997.

U.S. Government and federal agency securities of $7,480,000 were pledged to collateralize customer deposit accounts of $6,667,000 at June 30, 1999.

NOTE 3:  MORTGAGE-BACKED AND RELATED SECURITIES



                                                          June 30, 1999
                                           --------------------------------------------
                                                        Gross        Gross
                                           Amortized  Unrealized   Unrealized    Fair
                                             Cost        Gains       Losses      Value
                                           ---------  -----------  -----------  -------
                                                          (In thousands)
FHLMC-REMIC                                  $26,948        $593      $   (39)  $27,502
FNMA-REMIC                                     5,970         101          (18)    6,053
GNMA ARM certificate                           9,046          86           --     9,132
FHLMC certificates                               469          22           --       491
FNMA ARM certificates                            269          --          (14)      255
FHLMC ARM certificates                           103          --           --       103
                                             -------        ----      -------   -------

                                             $42,805        $802      $   (71)  $43,536
                                             =======        ====      =======   =======

                                                    June 30, 1999, 1998 and 1997

                                         June 30, 1998
                          --------------------------------------------
                                        Gross        Gross
                          Amortized  Unrealized   Unrealized    Fair
                            Cost        Gains       Losses      Value
                          ---------  -----------  -----------  -------
                                         (In thousands)
FHLMC-REMIC                 $27,064      $1,010      $    (8)  $28,066
FNMA-REMIC                    6,278         144          (27)    6,395
GNMA ARM certificate         12,400         193           --    12,593
FHLMC certificates              659          37           --       696
FNMA ARM certificates           320          --          (12)      308
FHLMC ARM certificates          168          --           --       168
                            -------      ------      -------   -------

                            $46,889      $1,384      $   (47)  $48,226
                            =======      ======      =======   =======

The amortized cost and fair value of mortgage-backed securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        June 30, 1999                June 30, 1998
                                                      Available-for-Sale            Available-for-Sale
                                                   ------------------------------   --------------------------
                                                      Amortized           Fair         Amortized        Fair
                                                         Cost              Value          Cost          Value
                                                      ---------         --------       ---------      --------
                                                                           (In thousands)
Due in one year or less                                 $    --          $    --         $    --      $     --
Due after one year through five years                        --               --              --            --
Due after five years through ten years                      469              491             659           696
Due after ten years                                      42,336           43,045          46,230        47,530
                                                        -------          -------         -------       -------
                                                        $42,805          $43,536         $46,889       $48,226
                                                        =======          =======         =======       =======

There were no sales of mortgage-backed and related securities for the year ended June 30, 1999.

NOTE 4:  LOANS RECEIVABLE

Loans receivable are summarized as follows:                      1999                 1998
                                                                ------              ------
                                                                      (In thousands)
Mortgage loans:
 One- to four-family                                          $117,747            $122,328
 Multi-family                                                    9,071                 714
 Commercial real estate                                         15,007              13,434
                                                              --------            --------

  Total mortgage loans                                         141,825             136,476
                                                              --------            --------
Other loans:
 Home improvement                                                   87                 188
 Loans on savings accounts                                         434                 412
 Other loans - FHA Non-mortgage                                    173                 224
                                                              --------            --------

  Total other loans                                                694                 824
                                                              --------            --------

  Total loans receivable                                       142,519             137,300
Add:
 Premium on purchased loans                                          5                   6
 Deferred loan costs                                                24                  31
Less:
 Loans in process                                                   (3)                 --
 Allowance for loan losses                                        (705)               (690)
                                                              --------            --------
 Loans receivable, net                                        $141,840            $136,647
                                                              ========            ========

                                                    June 30, 1999, 1998 and 1997

At June 30, 1999, the Association's loan portfolio consisted of $23,771,000 of fixed rate loans and $118,748,000 of variable rate loans. The fixed rate loans had a weighted average term to maturity of 15.0 years and a weighted average interest rate of 8.19%. The variable rate loans had a weighted average term to maturity of 15.9 years and a weighted average interest rate of 7.20%. The Association is required to maintain qualifying collateral for the Federal Home Loan Bank of Des Moines (the "Bank") representing 150 percent of current Bank credit. (See Note 8) At June 30, 1999, the Association met this requirement. Qualifying collateral is defined as fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such mortgages. The mortgages must not be past due more than 60 days. Loans pledged at June 30, 1999 total $67.9 million.

They must not be otherwise pledged or encumbered as security for other indebtedness, and the documents must be in the physical possession or control of the Association. The documents that govern the determination of the qualifying mortgage collateral are the (a) Federal Home Loan Bank of Des Moines's Credit Policy Statement, dated October, 1998, and (b) the Agreement for Advances, Pledge and Security Agreement between the Association and the Federal Home Loan Bank of Des Moines, dated April 14, 1989.

Activity in the allowance for loan losses is summarized as follows:                    June 30
                                                                           ------------------------------
                                                                           1999         1998        1997
                                                                           -----        -----       -----
                                                                                    (In thousands)
Balance at beginning of period                                             $ 690        $ 630       $ 535
 Provision charged to income                                                  15           60          95
 Charge-offs and recoveries, net                                              --           --          --
                                                                           -----        -----       -----

 Balance at end of period                                                  $ 705        $ 690       $ 630
                                                                           =====        =====       =====

Nonaccrual and renegotiated loans for which interest has been reduced totaled approximately $477,000 and $924,000 at June 30, 1999 and 1998, respectively. Interest that would have been recognized on nonaccrual loans under their original terms but for which an allowance has been established amounted to $29,000 and $64,000 at June 30, 1999 and 1998, respectively. The amount that was included in income on such loans was $26,000 and $46,000 for the years ended June 30, 1999 and 1998, respectively.

The Association is not committed to lend additional funds to debtors whose loans have been modified.

NOTE 5:  ACCRUED INTEREST RECEIVABLE

 Accrued interest receivable is summarized as follows:

                                            1999         1998
                                           ------       -----
                                             (In thousands)
Investment securities                     $  111       $  164
Mortgage-backed and related securities       172          216
Loans receivable                             818          782
                                          ------       ------

                                          $1,101       $1,162
                                          ======       ======

                                                    June 30, 1999, 1998 and 1997


NOTE 6:  PREMISES AND EQUIPMENT

 Premises and equipment are summarized as follows:

                                                         1999         1998
                                                         ----         ----
                                                         (In thousands)
 Cost:
  Land                                                  $  37        $  37
  Buildings                                               472          472
  Furniture, fixtures and equipment                       336          322
                                                        -----        -----
                                                          845          831

  Less accumulated depreciation and amortization         (586)        (549)
                                                        -----        -----
                                                        $ 259        $ 282
                                                        =====        =====

 Depreciation expense for the years ended June 30, 1999, 1998, and 1997 was $37,000, $48,000, and $45,000, respectively.

NOTE 7:  DEPOSITS

 Deposits are summarized as follows:
                                                      1999                               1998
                                        ------------------------           -------------------------
                                        Weighted                           Weighted
                                         Average                            Average
                                            Rate      Amount       %          Rate       Amount     %
                                        --------   ---------    ------     --------    --------   ------
                                                            (In thousands)
 Passbook savings                           3.00%   $   6,490     5.50         3.00%   $  5,975     5.18
                                        --------    ---------   ------     --------    --------   ------

 Certificates of deposit:
   4.00% to 4.99%                           4.80       34,295    29.07         4.45          18      .02
   5.00% to 5.99%                           5.43       74,460    63.13         5.76      99,672    86.42
   6.00% to 6.99%                           6.12        1,363     1.16         6.17       8,356     7.25
   7.00% to 7.99%                           7.00        1,342     1.14         7.00       1,308     1.13
   8.00% to 8.99%                           8.00            1       --         8.00           1       --
                                                    ---------   ------                 --------   ------
                                            5.26      111,461    94.50         5.80     109,355    94.82
                                                    ---------   ------                 --------   ------

                                            5.14    $ 117,951   100.00         5.67    $115,330   100.00
                                        ========    =========   ======     ========    ========   ======

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $19.7 and $18.3 million at June 30, 1999 and 1998, respectively.

                                                  June 30, 1999, 1998 and 1997

 Scheduled maturities of certificates of deposit are as follows:

                                                                            Year Ended June 30, 1999
                                                      -------------------------------------------------------------------------
                                                        2000          2001         2002         2003         2004    Thereafter
                                                      --------      --------     --------      -------      -------  ----------
                                                                                        (In thousands)
4.00% to 4.99%                                        $  8,875      $ 23,901     $  1,519      $    --      $    --     $    --
5.00% to 5.99%                                          37,301        23,231        9,243        3,497        1,114          73
6.00% to 6.99%                                             271           943          150           --           --          --
7.00% to 7.99%                                              --         1,342           --           --           --          --
8.00% to 8.99%                                               1            --           --           --           --          --
                                                      --------      --------     --------      -------      -------     -------
                                                      $ 46,448      $ 49,417     $ 10,912      $ 3,497      $ 1,114          73
                                                      ========      ========     ========      =======      =======     =======


                                                                              Year Ended June 30, 1998
                                                      -------------------------------------------------------------------------
                                                        1999          2000         2001          2002        2003    Thereafter
                                                      --------      --------     --------      -------      -------  ----------
                                                                                        (In thousands)
4.00% to 4.99%                                        $     18      $     --     $     --      $    --      $    --     $    --
5.00% to 5.99%                                          79,184        12,690        6,247        1,432          119          --
6.00% to 6.99%                                           7,174           894          288           --           --          --
7.00% to 7.99%                                              --         1,308           --           --           --          --
8.00% to 8.99%                                              --             1           --           --           --          --
                                                      --------      --------     --------      -------      -------     -------
                                                      $ 86,376      $ 14,893     $  6,535      $ 1,432      $   119     $    --
                                                      ========      ========     ========      =======      =======     =======

Interest expense on deposits is summarized as follows:

                                                                                                  Years Ended

                                                                                                    June 30
                                                                                 -------------------------------------------
                                                                                  1999               1998               1997
                                                                                 -------            -------            -------
                                                                                                (In thousands)

Passbook                                                                         $   187            $   183            $   205
Certificates of deposit and money market demand                                    5,298              5,109              4,462
Certificates of deposit $100,000 or more                                             934                843                440
                                                                                 -------            -------            -------
                                                                                 $ 6,419            $ 6,135            $ 5,107
                                                                                 =======            =======            =======

                                                  June 30, 1999, 1998 and 1997

NOTE 8:  FEDERAL HOME LOAN BANK ADVANCES

  Advances consist of the following:

                                               As of June 30
                                         ------------------------
    Maturity             Interest            1999            1998
                                         --------          ------
     Date                 Rate                 (In thousands)
   --------             --------
   07-02-98              5.516%          $    --           $ 8,000
   01-15-99              5.680%               --             8,000
   03-19-99              5.618%               --             5,000
   05-28-99              5.606%               --            15,000
   06-25-99              5.606%               --            12,000
   03-28-00              5.120%            2,000                --
   04-17-00              5.460%            5,000                --
   06-16-00              4.970%            8,000                --
   06-22-00              5.000%            4,000                --
   08-28-00              5.090%           17,000                --
   11-07-00              5.460%            5,000             7,000
   01-21-02              4.620%           10,000                --
                                         -------           -------

  Total short-term advances               51,000            55,000
                                         -------           -------

   11-18-08              6.17%               585               626
   11-24-08              6.30%             1,199             1,284
   11-28-08              6.28%             1,159             1,247
   12-05-08              6.24%               200               214
   12-30-08              6.19%               250               269
                                         -------           -------
  Total long-term advances                 3,393             3,640
                                         -------           -------

  Total advances                         $54,393           $58,640
                                         =======           =======

  See Notes 2, 3, and 4 of the financial statements for collateral securing this indebtedness.

  Advances at June 30, 1999, have maturity dates as follows:

   06-30-99                              $    --           $48,247
   06-30-00                               19,265               265
   06-30-01                               22,284             7,284
   06-30-02                               10,304               303
   06-30-03                                  325               325
   06-30-04                                  348                --
   Thereafter                              1,867             2,216
                                         -------           -------
                                         $54,393           $58,640
                                         =======           =======

The maximum amount of Federal Home Loan Bank advances outstanding at any month end during the years ended June 30, 1999 and 1998 was $60,601,000 and $89,852,000 respectively.
Advances maturing January 15, 1999 and November 7, 2000, and all long-term advances are fixed rates. The remaining advance rates adjust monthly.

                                                  June 30, 1999, 1998 and 1997
NOTE 9:  OFFICER, DIRECTOR AND EMPLOYEE PLANS

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

                                                    June 30, 1998
                                         -----------------------------------
                                             As      Pro Forma     Under
                                          Reported    Effect    SFAS No. 123
                                         ----------  ---------  ------------
           Compensation and benefits     $1,099,000    $56,000    $1,155,000
                                         ==========    =======    ==========
           Income before income taxes    $2,963,000    $56,000    $2,907,000
           Income tax expense             1,079,000     21,000     1,058,000
                                         ----------    -------    ----------
           Net Income                    $1,884,000    $35,000    $1,849,000
                                         ==========    =======    ==========
           Earning Per Share-basic       $     1.52    $   .03    $     1.49
                                         ==========    =======    ==========
           Earning Per Share-diluted     $     1.44    $   .03    $     1.41
                                         ==========    =======    ==========

The weighted-average grant-date fair value of the options granted during the year ended June 30, 1998 was $56,000. The fair value of options granted was determined using the Black-Scholes option-pricing model. Significant assumptions used were- risk-free interest rate of 6.15%; expected life of 5.9 years; expected volatility of 15%; and expected dividends of $.40 per share. A summary of the status of the company's two fixed stock option plans as of June 30, 1997, 1998, and 1999 and changes during the years ending in those dates is presented below:

                                                1997                     1998                  1999
                                          ---------------------   --------------------   ------------------
                                                      Weighted-              Weighted-            Weighted-
                                                        Average                Average              Average
Fixed Options                                 Shares      Price      Shares      Price     Shares     Price
----------------------------------------  ----------  ---------   ---------  ---------   --------  --------
Outstanding at beginning of year            149,556     $ 10.00     139,723    $ 10.00     78,255  $  11.70
Granted                                          --                   9,828      23.50         --
Exercised                                        --                 (27,100)     10.00         --
Retired                                      (9,833)      10.00     (44,226)     10.00         --
                                            -------               ---------              --------
Outstanding at end of year                  139,723       10.00      78,225      11.70     78,225     11.70
                                            =======               =========              ========

Options Exercisable at year end             129,348                  77,845                78,225
Weighted-average fair value of options
granted during the year                         N/A               $  56,000                   N/A

                                                  June 30, 1999, 1998 and 1997

The following table summarizes the information about fixed stock options outstanding at June 30, 1999:

                   Options Outstanding                                                 Options Exercisable
---------------------------------------------------------------            -----------------------------------------
                                        Weighted-
                                         Average                                                     Weighted-
                                       Remaining       Weighted                     Number             Average
                       Outstanding    Contractual       Average                  Exercisable          Exercise
  Exercise Price    At June 30, 1999      Life       Exercise Price           At June 30, 1999         Price
----------------    ----------------  -----------    --------------           ----------------       ---------
     $10.00              68,397        4.0 Years        $10.00                     68,017             $10.00
     $23.50               9,828        4.0 Years        $23.50                      9,828             $23.50

Employee Stock Ownership Plan
-----------------------------
The ESOP covers substantially all employees with more than one year of employment and who have attained the age of 21. The ESOP borrowed $685,000 from the Company and purchased 68,500 common shares. The loan is payable over a period of 10 years with an interest rate of 4 percent. The Association makes scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed.

Shares are released for allocation to participants based upon the ratio of the current year's debt service to the sum of total principal and interest payments over the life of the loan. Released shares are allocated among ESOP participants on the basis of compensation in the year of allocation. Dividends paid on allocated and unallocated shares are added to participant accounts.

The Company accounts for its ESOP in accordance with Statement of Position 93-6. Accordingly, the debt of the ESOP is recorded as debt and shares pledged as collateral are reported as unearned ESOP shares, a reduction of stockholder's equity. As shares are released from collateral, the Association records compensation expense in an amount equal to the fair value of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. Compensation expense is also recognized for Company dividends on unallocated shares paid or added to participant accounts. ESOP compensation expense was $213,000, $257,000 and $240,000 for the years ended June 30, 1999, 1998 and 1997 respectively.

The ESOP shares as of June 30, 1999 were as follows:

           Allocated shares                          53,684
           Shares released for allocation             5,295
           Unreleased shares                         12,237
                                                   --------
           Total ESOP shares                         71,216
                                                   ========
           Fair value of unreleased shares
            at June 30, 1999                       $423,000
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

The $690,000 contributed to the RRP was amortized to compensation expense as the plan participants become vested in those shares. For the year ended June 30, 1997, the Association recognized compensation expense of $37,000 for the RRP plan. The unamortized cost, which is comparable to deferred compensation, is reflected as a reduction of stockholders' equity. During the year ended June 30, 1998, there were 4,692 shares awarded to directors which resulted in an additional $135,000 of compensation expense.

                                                  June 30, 1999, 1998 and 1997

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

The Association estimated the future cost of the Outside Directors Retirement Plan and accrues current compensation expense. The Association estimated the cost based on an assumed retirement age of 75 and an assumption that all directors would have at least 15 years service at the time of retirement. The estimated cost is being amortized into compensation expense over a 14 year period. This is the estimated average number of years to retirement plus the five year benefit period for the existing board members. This amortization resulted in expense of approximately $15,000, $8,000, and $8,000 for the years ended June 30, 1999, 1998, and 1997.


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

A deferred tax asset is to be recognized for the bad debt reserve established for financial reporting purposes and requires a deferred tax liability to be recorded for increases in the tax bad debt reserve since January 1, 1988, the effective date of certain changes made by the Tax Reform Act of 1986 to the calculation of savings institutions' bad debt deduction. Accordingly, retained earnings at June 30, 1999, include approximately $4,714,000 for which no deferred federal income tax liability has been recognized.

The Company and the Association file consolidated federal income tax returns on a fiscal year ended June 30 basis. In accordance with the Tax Sharing Agreement, the Association agrees to remit its prorata share of the total consolidated tax liability, calculated as if it were filing a separate return for the year, to the Company on a quarterly basis. There were no significant intercompany tax receivable/payable balances at June 30, 1999.

   Income tax expense for the periods then ended is summarized as follows:

                                        June 30
                                 ----------------------
                                  1999    1998    1997
                                 ------  ------  ------
                                     (In thousands)
Federal:
   Current                       $  807  $  941   $ 763
   Deferred                         252      12     109
State:
   Current                          125     131     111
   Deferred                           8      (5)      3
                                 ------  ------   -----
                                 $1,192  $1,079   $ 986
                                 ======  ======   =====

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rates of 34 percent to income before income taxes as a result of the following:

                                                                       June 30
                                                                ----------------------
                                                                  1999    1998    1997
                                                                ------  -------  -----
                                                                    (In thousands)
Expected income tax expense at federal tax rate                 $1,092  $1,007   $ 825
State income tax, net of federal tax benefit                        87      83      75

                                               June 30, 1999, 1998, and 1997
NOTE 10:  INCOME TAXES (Continued)

  Nondeductible loan loss provision                      --      20      32
  Compensation expense for employee stock plans          --      --      41
  Other                                                  13     (31)     13
                                                     ------  ------   -----
  Total income tax expense                           $1,192  $1,079   $ 986
                                                     ======  ======   =====

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to significant portions of the deferred tax liability relate to the following:

                                                             1999     1998
                                                            -----    -----
                                                            (In thousands)
    Income tax basis of FHLB stock versus carrying value    $  77    $  77
    Deferred loan fees                                         10       13
    Unrealized gain on investments                            263      504
                                                            -----    -----
      Gross deferred tax liabilities                          350      594
                                                            -----    -----
    SFAS 106 deferred tax asset (Note 9)                      (25)     (19)
    RRP expense deferred for tax                               --      (60)
    State deferred tax benefit for bad debts                  (49)     (48)
                                                            -----    -----
      Gross deferred tax assets                               (74)    (127)
                                                            -----    -----
    Net deferred tax liability (asset)                        276      467
                                                            -----    -----
    Federal tax payable                                        83       15
    State tax payable                                          54       59
                                                            -----    -----
    Net current tax liability                                 137       74
                                                            -----    -----
      Total income tax liability                            $ 413   $  541
                                                            =====    =====

Deferred tax expense (benefit) results from temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. The sources and tax effects of these temporary differences are as follows:


                                                                                                   June 30
                                                                                      -----------------------------------
                                                                                        1999            1998         1997
                                                                                      ------           -----        -----
                                                                                                  (In thousands)
   FHLB stock dividends                                                               $   --         $   (62)       $  --
   Deferred loan fees                                                                     (2)              2            1
   Post retirement benefits - SFAS 106                                                   (11)             (3)          (3)
   State bad debt                                                                         (1)             (9)         (14)
   RRP expense deferred for tax                                                           60               6           48
   Tax benefit of RRP plan                                                                32              73           73
   Tax benefit of stock options                                                          182              --           --
                                                                                      ------         -------        -----
   Total deferred tax expense                                                         $  260         $     7        $ 112
                                                                                      ======         =======        =====

                                                   June 30, 1999, 1998, and 1997

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined). As discussed in greater detail below, as of June 30, 1999, the Association does meet all of the capital adequacy requirements to which it is subject.

At June 30, 1999, as of the most recent notification from the OTS, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Association's prompt corrective action category.

                                                                    For Capital Adequacy Purposes
                                                                   and to be Well-Capitalized under
                                                                     the Prompt Corrective Action   Minimum For Capital Adequacy
                                                         Actual               Provisions                       Purposes
                                              ---------------------------------------------------------------------------------
                                                Amount            Ratio    Amount          Ratio        Amount          Ratio
                                                ------            -----    ------          -----        ------          -----
                                                                          (dollars in
                                                                          thousands)
As of June 30, 1999
 Total Risk-Based Capital (to Risk-Weighted
 Assets)                                        $29,092           32.4%       $ 8,969        10.0%        $7,174           8.0%
 Tier I Capital (to Risk-Weighted Assets)       $28,387           31.7%       $ 5,381         6.0%        $3,587           4.0%
 Tier I Capital (to Adjusted Total Assets)      $28,387           14.0%       $12,138         6.0%        $8,092           4.0%
 Tangible Capital (to Adjusted Total Assets)    $28,387           14.0%       $10,115         5.0%            --             --

As of June 30, 1998
 Total Risk-Based Capital (to                   $27,406           32.1%       $ 8,549        10.0%        $6,840           8.0%
 Risk-Weighted Assets)                          $26,716           31.2%       $ 5,130         6.0%        $3,420           4.0%
 Tier I Capital (to Risk-Weighted Assets)       $26,716           13.2%       $12,148         6.0%        $8,099           4.0%
 Tier I Capital (to Adjusted Total Assets)      $26,716           13.2%       $10,124         5.0%            --             --
 Tangible Capital (to Adjusted Total Assets)

                                                    June 30, 1999, 1998 and 1997

NOTE 12:  OTHER NON-INTEREST INCOME AND EXPENSE

Other non-interest income and expense amounts are summarized as follows:

                                                                                                   1999           1998         1997
                                                                                                 -------        -------      -------
                                                                                                              (In thousands)
Other non-interest income:
   Gain on sale of investments and loans                                                          $   74         $   34        $  --
   Loan late charges                                                                                   3              3            4
   Other                                                                                              23              7            6
                                                                                                  ------        -------        -----
Other non-interest expense:
   Advertising and promotion                                                                      $   39         $   47        $  40
   Data processing                                                                                    67             70           56
   Professional fees                                                                                  62             51           59
   Printing, postage and supplies                                                                     29             26           27
   Telephone                                                                                          20             20           12
   Other                                                                                             116             87           81
                                                                                                  ------         ------        -----
                                                                                                  $  333         $  301        $ 275
                                                                                                  ======         ======        =====

NOTE 13:  COMMITMENTS AND CONTINGENCIES

Loan Commitments
----------------

The Association had outstanding firm commitments to originate or purchase loans as follows:

                                                                      June 30, 1999                           June 30, 1998
                                                            ---------------------------------       --------------------------------
                                                            Fixed-       Variable-                  Fixed-      Variable-
                                                             Rate          Rate        Total         Rate         Rate        Total
                                                            ------        ------      -------       ------       ------       ------
                                                                                             (In thousands)
First-mortgage loans                                        $4,471        $6,034      $10,505       $1,388       $8,153       $9,541
                                                            ======        ======      =======       ======       ======       ======

The Association is, from time to time, a party to certain lawsuits arising in the ordinary course of its business. The Association believes that none of these lawsuits would, if adversely determined, have a material adverse effect on its financial condition or results of operations.

Investment Commitments
----------------------

As of June 30, 1999 the Association was committed to purchase a $500,000 federal agency bond.

                                                    June 30, 1999, 1998 and 1997

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

                                                        Contract Amount
                                                        ---------------
                                                             June 30
                                                             -------
                                                        1999       1998
                                                        ----       ----
                                                        (In thousands)
                Financial instruments, the
                contract amounts of which
                represent credit risk:
                   Commitments to
                   extend credit                      $6,481     $9,541
                                                      ======     ======

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some commitments can expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. The Association evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Association upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include residential and income-producing commercial properties. The loan commitments at June 30, 1999, were at fixed rates of 7.9% to 8.3% for 5 to 20 years on $447,000 and variable rates of 6.7% to 8.2% on $6,034,000. The Association maintains cash accounts at the Federal Home Loan Bank and two local banks. Balances reflected on the local banks' statements exceed the $100,000 insurance limit by varying amounts on a daily basis. The Association controls this risk by monitoring the financial condition of the local banks. The Federal Home Loan Bank is an instrumentality of the U.S. Government.

NOTE 15: SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Most of the Association's business activity is with customers located within the State of Missouri. As of June 30, 1999 and 1998, the Association's loans receivable included approximately $119.6 million and $119.1 million, respectively of loans originated or purchased in the Columbia, Missouri area. A substantial part of these loans are on 1 to 4 family residences. Included is approximately $11.2 million and $9.4 million of commercial loans, respectively.

NOTE 16: RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company or its subsidiary were loan customers. A summary of aggregate related party loan activity, for loans aggregating $60,000 or more to any one related party is as follows:


                                              June 30
                                     ------------------------
                                        1999           1998
                                     ---------      ---------

   Beginning balance                  $254,000       $261,000
   New loans                                --         10,000
   Repayments                           19,000         17,000
                                     ---------      ---------
   Ending balance                     $235,000       $254,000
                                     =========      =========

                                                    June 30, 1999, 1998 and 1997

NOTE 17:  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statement of financial condition, as of June 30, 1999 and 1998 and condensed statements of earnings and cash flows for the years then ended for MBLA Financial Corporation should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                                       June 30
                                                              -----------------------
                                                                 1999        1998
                                                              ----------  -----------
                                                                  (In thousands)
          ASSETS
Interest-earning deposits in other institutions               $      546  $       473
Investment in subsidiary                                          28,835       27,575
ESOP loan receivable                                                  86          188
Other assets                                                          75           --
                                                              ----------  -----------
            Total assets                                      $   29,542  $    28,236
                                                              ==========  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Income taxes payable                                          $       (4) $        (4)
Dividends payable                                                    374          374
Accrued expenses                                                      46           25
                                                              ----------  -----------
            Total liabilities                                        416          395
                                                              ----------  -----------

          STOCKHOLDERS' EQUITY
Common stock                                                          17           17
Additional paid in capital                                        17,838       17,526
Retained earnings                                                 20,304       19,022
Less:
   Treasury stock                                                 (9,395)      (9,395)

Accumulated other comprehensive income                               448          859
ESOP obligation                                                      (86)        (188)
                                                              ----------  -----------
          Total Stockholders' Equity                              29,126       27,841
                                                              ----------  -----------
            Total liabilities and stockholders' equity        $   29,542  $    28,236
                                                              ==========  ===========

                                                   June 30, 1999, 1998 and 1997
NOTE 17:  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                              Statement of Income

                                                                                                  Years Ended June 30
                                                                                                 ---------------------
                                                                                                    1999        1998
                                                                                                 ---------   ---------
                                                                                                     (In thousands)
Interest income:
      Other interest-earning assets                                                              $       4   $      41
      ESOP loan                                                                                          7          10
                                                                                                 ---------   ---------
                                                                                                        11          51
Income from investment in subsidiary                                                                 2,199       1,945
Noninterest expense:
      Other                                                                                           (189)       (122)
                                                                                                 ---------   ---------
Income before income taxes                                                                           2,021       1,874
Income tax (expense) recovery                                                                           --          10
                                                                                                 ---------   ---------
      Net income                                                                                 $   2,021   $   1,884
                                                                                                 =========   =========

                           Statement of Cash Flows

                                                                                                 Years Ended June 30
                                                                                                ----------------------
                                                                                                   1999        1998
                                                                                                ----------   ---------
                                                                                                    (In thousands)
Cash flows from operating activities:
   Net income                                                                                   $    2,021   $   1,884
   Equity in earnings of subsidiary                                                                 (1,249)        (45)
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Increase (decrease) in interest receivable                                                         2          (1)
      Increase (decrease) in other assets                                                              (75)         --
      Increase (decrease) in other liabilities                                                          21         126
                                                                                                ----------   ---------
         Net cash provided (used) by operating activities                                              720       1,964
                                                                                                ----------   ---------

Cash flows from investing activities:
   Proceeds from maturities of investment securities
     and certificates of deposit                                                                        --       1,174
   Purchase of investment securities and certificates
     of deposit                                                                                         --      (1,174)
   (Increase) decrease in loans receivable ESOP                                                        102          94
                                                                                                ----------   ---------
         Net cash provided (used) in investing activities                                              102          94
                                                                                                ----------   ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                               --         271
   Stock options retired                                                                                --        (779)
   Purchase of treasury stock                                                                           --      (2,048)
   Dividends paid                                                                                     (748)       (631)
                                                                                                ----------   ---------
         Net cash provided (used) by financing activities                                             (748)     (3,187)
                                                                                                ----------   ---------
         Increase (decrease) in cash and cash equivalents                                               74      (1,129)

Cash and cash equivalents at beginning of period                                                       472       1,601
                                                                                                ----------   ---------

Cash and cash equivalents at end of period                                                      $      546   $     472
                                                                                                ==========   =========

Dividends paid by subsidiary to parent                                                          $      950   $   1,900
                                                                                                ==========   =========

                                                    June 30, 1999, 1998 and 1997
NOTE 18:  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and fair values of the company's financial instruments at June 30, 1999 and 1998. FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair
     -----------------------------------------------------
value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                       June 30, 1999                                             June 30, 1998
                              ------------------------------                            ------------------------------
                                Carrying            Fair                                  Carrying            Fair
                                 Amount            Value                                   Amount            Value
                              ------------      ------------                            ------------      ------------
                                      (In thousands)                                            (In thousands)
Nontrading instruments:
  Cash and cash
    equivalents               $      4,858      $      4,858                            $      3,635      $      3,635
  Investment securities
    and mortgage-backed
    securities                $     51,016      $     51,016                            $     57,996      $     57,996
  Loans, net                  $    141,840      $    141,179                            $    136,647      $    136,925
  Accrued interest
    receivable                $      1,162      $      1,162                            $      1,162      $      1,162
  FHLB stock                  $      3,134      $      3,134                            $      3,134      $      3,134
  Deposit liabilities         $   (117,951)     $   (118,201)                           $   (115,330)     $   (115,635)
  Debt-FHLB advances          $    (54,393)     $    (53,806)                           $    (58,640)     $    (58,541)
  Other liabilities           $       (989)     $       (989)                           $     (1,417)     $     (1,417)


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

NOTE 19:  MARKET RISK DISCLOSURES
The Association's net portfolio values would change as market interests change. Based on the Office of Thrift Supervision's Interest Rate Risk Exposure Report as of June 30, 1999, a 200 basis point increase in market interest rates would cause a $4.7 million, or 17 percent, decline in the market value of its portfolio assets.

                                                    June 30, 1999, 1998 and 1997
NOTE 20:  YEAR 2000

The Association utilizes a service bureau's thrift platform for data processing. The Association installed new teller terminals during the quarter ended December 31, 1998 at an approximate installed cost of $12,000. These new terminals are Y2K compliant as is all other computer hardware currently in use.

Y2K testing of the thrift platform processing system has been completed. The Association participated in proxy testing and has received written documentation of testing. Proxy testing of the thrift platform indicates the system is Y2K compliant. Testing of the "connectivity" to the service bureau was successfully completed in March 1999.

The Association has contacted major multi-family and commercial borrowers regarding their Y2K compliance. All responses received by the Association indicate borrowers' awareness of Y2K issues; borrowers' awareness, and if appropriate steps are being taken to correct any problems: if borrowers' computer/software is compliant and has been tested; if the testing has not been undertaken, when to expect completion; and Y2K awareness but computers not used for their accounting system. Responses received by borrowers indicate awareness of issues and systems are either currently Y2K compliant or will be in 1999.

The Association has contacted all other major software vendors and mission critical third-party providers regarding Y2K compliance. All major software vendors and mission critical third-party providers who responded to the Association inquiries have indicated their software and/or systems are Y2K compliant.

The Association has adopted a "Business Resumption Contingency Plan" in the event of a "worst-case" failure or interruption of mission critical systems. A "worst-case" scenario would involve complete failure of the Association computer systems caused by either power failure by local utility companies who supply electricity or by inability of Association computer system to function/operate on January 3, 2000. Association management and personnel will be available January 1 and January 2, 2000 to further test systems and to again validate Association systems. The Association does not expect any major capital expenditures on these areas at this time.


NOTE 21:  RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 130 "Reporting Comprehensive Income," was adopted on July 1, 1998. This statement provides accounting and reporting standards to report a measure of all changes in equity of an enterprise that results from recognized transactions and economic events of the period. The major component of comprehensive income for the Company is unrealized gains and losses on certain investments in debt and equity securities.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

                                                   June 30, 1999, 1998, and 1997

NOTE 22:  COMPREHENSIVE INCOME

During the year, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income.

The Company had unrealized gains on available-for-sale securities, which are a part of comprehensive income. The before tax and after tax amounts as well as the deferred tax expense are summarized below.

                                                                                                 As of June 30
                                                                                   ---------------------------------------
                                                                                      1999          1998          1997
                                                                                   -----------   -----------   -----------
      Unrealized gains before tax                                                  $   712,000   $ 1,363,000   $ 1,155,000

      Deferred tax expense                                                             264,000       504,000       428,000
                                                                                   -----------   -----------   -----------

      Unrealized gain after tax                                                    $   448,000   $   859,000   $   727,000
                                                                                   ===========   ===========   ===========

NOTE 23:  PENDING MERGER

On May 3, 1999, the Company's board of directors approved a merger agreement with Citizens Bancshares Company (Citizens). The merger is conditioned on the approval of the agreement by the Company's shareholders. Shareholders were mailed a proxy statement on or about July 13, 1999 advising them of the agreement and announcing a special shareholders' meeting to be held August 25, 1999. The agreement requires regulatory approvals which are in process. The merger agreement was approved by the shareholders.

The merger agreement provides for a business combination in which the Company will merge with a wholly owned subsidiary of Citizens. The Company will be the surviving corporation in the merger and will become a wholly owned subsidiary of Citizens. The current directors and officers of the Company will cease to be directors and officers upon completion of the merger. Under the merger agreement, Citizens has the right to revise the structure of the transaction as long as the revised structure does not change the amount or kind of consideration being paid to the Company's stockholders, diminish the benefits of the transaction to the Company's stockholders, directors, officers and employees, or materially delay or impede the receipt of any required regulatory approval.

As a result of the merger, except as noted below, each outstanding share of the Company's common stock will become exchangeable for a cash payment equal to $24.15 plus or minus an amount that represents the change in the Company's adjusted book value per share from December 31, 1998 to the end of the month prior to closing.

Under the merger agreement, each outstanding stock option granted under the Company's stock option plans will be canceled at the consummation of the merger and the option holder will receive a cash payment.

        [LETTERHEAD OF LOCKRIDGE, CONSTANT & CONRAD, LLC APPEARS HERE]

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
MBLA Financial Corporation
Macon, Missouri

We have audited the accompanying consolidated statements of financial condition of MBLA Financial Corporation and Subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of MBLA Financial Corporation and Subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

/s/ Lockridge, Constant & Conrad, LLC

August 9, 1999
(except for Note 23, as to which the
   date is August 25, 1999)
Chillicothe, Missouri

Item 8.   Change in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
          Financial Disclosure.
          --------------------

     None.


                                   PART III

Item 9.   Directors and Executive Officers of the Registrant and Control
------------------------------------------------------------------------
          Persons; Compliance with Section 16(a) of the Exchange Act
          ----------------------------------------------------------

          Executive Officers of the Registrant.

                    Name                   Age (1)               Position Held With The Association
                    ----                   ------                ----------------------------------
Clyde D. Smith.........................      39        Vice President, Chief Financial Officer and Secretary
Tom Robison............................      52        Vice President Mortgage Operations
Sarah Hartung..........................      41        Vice President and Savings Supervisor
Melinda Masten.........................      40        Treasurer

________________
(1) At June 30, 1999


     The following table sets forth the names of the directors of the Company including their ages, a brief description of their recent business experience, including present occupations and employment, certain directorships held by each, the year in which each became a director, the year in which their term as director of the Company expires, and the amount of Common Stock and the percent thereof beneficially owned by each and all directors and executive officers as a group.

                                                                                    Shares of
  Name and Principal Occupation                                    Expiration     Common Stock      Ownership
   at Present and for the Past                      Director       of Term as     Beneficially     As a Percent
           Five Years                Age (1)         Since          Director      Owned (2) (3)     of Class
---------------------------------  -----------  --------------  --------------   ----------------   ---------
Charles L. Hutton                          81             1964            1999   46,599 (2)(3)(4)     3.51
Chairman of the Board of the
Company and the Association

Truman L. Gehringer                        76             1966            1999    4,931(4)             .37
Former Vice President of the
Company and  the Association

John T. Neer                               50             1985            1999   84,195(4)(6)         6.13
President and Chief Executive
Officer of the Company and the
Association

Carl B. Barrows                            79             1973            2000   25,346(3)(4)         1.91
Vice Chairman of the Board of
the Company and the Association

Arnold L. Walter                           74             1978            2000   41,766(2)(4)(5)      3.15
Owner, Walter's Service Garage

                                                                                    Shares of
  Name and Principal Occupation                                    Expiration     Common Stock      Ownership
   at Present and for the Past                      Director       of Term as     Beneficially     As a Percent
           Five Years                Age (1)         Since          Director      Owned (2) (3)     of Class
---------------------------------  -----------  --------------  --------------   ----------------   ---------
Richard C. Miller, Jr.                      62            1974            1998    41,796(2)(3)(4)      3.15
Owner, Miller Rexall Drug Store

Robert M. Wilhite                           61            1973            1998    41,356(2)(3)(4)      3.12
Dentist

Stock Beneficial Ownership                                                       364,203(7)           27.48
of all Directors and executive
officers as a group (11 persons)
and unallocated ESOP stock
voted by the ESOP trustee

____________________
(1)  As of June 30, 1999.
(2) Each person or relative of such person whose shares are included herein, exercises sole (or shared with spouse, relative or affiliate) voting or dispositive power as to the shares reported.
(3) Includes 9,833 shares subject to options at $10.00 per share that may be acquired by each director under the MBLA Financial Corporation 1993 Stock Option Plan for Outside Directors (the "Directors' Option Plan").
(4) Includes 1,404 shares subject to options at $23.50 per share that may be acquired by each director under the MBLA Financial Corporation Stock Option Plan.
(5) Includes 5,000 shares subject to options at $10.00 per share that may be acquired by each director under the MBLA Financial Corporation 1993 Stock Option Plan for Outside Directors (the "Directors' Option Plan").
(6) Includes 13,779 shares with respect to which shares may be acquired through the exercise of stock options under the MBLA Financial Corporation 1993 Stock Option Plan "Incentive Option Plan" at $10.00 per share.
(7) Mr. Hutton serves as trustee of the Employee Stock Ownership Plan ("ESOP") which holds 70,816 shares of common stock for the benefit of Association employees. Such stock will be allocated to ESOP participants as the ESOP debt is repaid over the next 2 year period. As of the Record Date, 51,994 shares have been allocated to ESOP participants for which such participants may direct the ESOP trustee to voting. The remaining 18,822 unallocated shares, and allocated shares for which no timely voting direction is received by the ESOP Trustee, will be voted by the trustee in accordance with the instructions received on allocated shares, subject to the trustee's fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended. Mr. Hutton disclaims beneficial ownership of all shares held by the ESOP.


Item 10.  Executive Compensation.
--------------------------------

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

Executive Compensation

Summary Compensation Table. The following table shows, for the fiscal years ended June 30, 1999, 1998 and 1997, the cash compensation paid by the Association, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer of the Company and the Association. No other executive officer of the Company or the Association received salary and bonus in excess of $100,000 in fiscal 1998.

                               Annual Compensation                                             Long Term Compensation
------------------------------------------------------------------------                       ----------------------
                                                                                                       Awards
                                                                                                       ------
Name and                                                Other Annual         All Other                Number of
Principal Position     Year  Salary($)(1)    Bonus($) Compensation($)(2)  Compensation($)(3)           Options
------------------     ----  ------------    -------- ------------------  ------------------          ---------
John T. Neer           1999    $134,600      $   ---                 ---             $30,000              1,404
 President, Chief      1998    $129,600      $   ---                 ---             $30,000                ---
 Executive Officer,    1997    $127,200      $   ---                 ---             $30,000                ---
 and Director

----------------------------------------------
(1)  Includes fees as director of the Association.
(2) Does not include perquisites for the fiscal years ended June 30, 1999, 1998 and 1997 which did not exceed the lesser of $50,000.
(3) Includes 3,000 and 3,000 shares of common stock allocated under the ESOP during the fiscal year ended June 30, 1999 and 1998 respectively. As of June 30, 1999, the value of such shares was $23.50.

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

     Salary Continuation Agreement. February 19, 1998, the Association approved a salary continuation agreement with Mr. John T. Neer to encourage his retention and to provide him with an additional source of retirement income. The agreement provides that, upon his termination of employment with the Association, Mr. Neer will receive 10 annual payments equal to 41.5 percent of his average base salary during the three most recently completed calendar years preceding his termination date. The Association has purchased an insurance policy with Mr. Neer as insured to provide an informal source of funding for the Association's obligations under the agreement. For the fiscal year ended June 30, 1999, the Association accured compensation expense of $11,960.00 with respect to these obligations.


     Stock Option Plan. The following table provides certain information with respect to the number of shares of Common Stock represented by outstanding stock options held by John T. Neer as of June 30, 1999 under the Company's Incentive Stock Option Plan. Also reported are the value for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                    and Fiscal Year End Options/SAR Values

                                                Number of         Value of Unexercised
                                               Unexercised            In-the-money
                Shares Acquired    Value     Options/SARs at         Options/SARs at
Name            on Exercise (#)   Realized  Fiscal Year End(#)  Fiscal Year End ($)(1)(2)
----            ----------------  --------  ------------------  -------------------------
                                               Exercisable/           Exercisable/
                                              Unexercisable           Unexercisable
                                              -------------           -------------
John T. Neer                   0         0      13,779/0               $149,985/0

---------------------------------
(1) The exercise price of the option is $10.00 on shares as of June 30, 1999, the closing price of the Common Stock, as reported on the Nasdaq National Market, was $23.50.
(2) The exercise price on 1,404 shares is $23.50.


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

    Based solely on its review of the copies of such forms it has received and written representations provided to the Company by the above referenced persons, the Company believes that, during the fiscal year ended June 30, 1999, all filing requirements applicable to its reporting officers, directors and greater than 10% stockholders were properly and timely complied.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    Beneficial Ownership of MBLA Common Stock. The following table provides information as of June 30, 1999 with respect to persons known to MBLA to be the beneficial owners of more than 5% of MBLA's outstanding common stock.


                                             Number of Shares     Percent of Common
Name and Address                            Beneficially Owned    Stock Outstanding
----------------                            -------------------   -----------------
Mary Kathryn Drake                                  156,250 (1)               12.5%
2104 Dornoch
League City, Texas

John T. Neer                                         84,195 (2)                6.7%
405 N. Wentz
Macon, Missouri

Macon Building and Loan Association, F.A.            71,216 (3)                5.7%
Employee Stock Ownership Plan
101 Vine Street
Macon, Missouri  63552

---------------------------------------------------------------
(1) This information is based on a Schedule 13D, dated August 11, 1994, filed with the Securities and Exchange Commission.
(2) Includes 13,779 shares that may be acquired upon the exercise of outstanding stock options and 18,416 shares allocated to Mr. Neer under Macon Building and Loan's ESOP over which Mr. Neer has shared voting power.
(3) Includes 8,604 shares which have not been allocated to participants' accounts and over which the trustee has sole voting power and 57,316 shares which have been allocated to participants' accounts and over which the trustee has shared voting power. Under the terms of the ESOP, the trustee will vote unallocated shares and allocated shares for which no voting instructions are received in the same proportion as shares for which the trustee has received voting instructions from participants. The trustee of the ESOP is Charles L. Hutton, who is a director of MBLA. Mr. Hutton disclaims beneficial ownership of all shares held by the ESOP.

Item 12.  Certain Relationships and Related Transactions.
--------------------------------------------------------

    The Association had no "interlocking" relationships existing on or after July 1, 1994 in which (i) any executive officer is a member of the Association's Board of Directors, or where (ii) any executive officer is a member of the compensation committee of another entity, one of whose executive officers is a member of the Association's Board of Directors. The Association, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Association's other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features. All loans by the Association to its directors and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of the Association. The Association's affiliates must qualify for loans on terms and conditions comparable to those for similar transactions with non-affiliates. Furthermore, loans to an affiliate must be approved in advance by a disinterested majority of the Board of Directors or be within other guidelines established as a result of OTS regulations. At June 30, 1999, the aggregate amount of loans outstanding to officers and directors of the Association was approximately $340,344.21.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

Exhibits
--------

        (a) The following exhibits are filed as a part of this report:

 2.0 Agreement and Plan of Merger dated as of May 3, 1999 by and between Citizens Bancshares Company and MBLA Financial Corporation (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed May 4, 1999).

10.6 Form of Employment Agreement between MBLA Financial Corporation, Macon Building and Loan Association Executive. (Filed as an exhibit to the Form 10-K for fiscal year ending June 30, 1993. Filed with the Securities and Exchange Commission on September 24, 1993 and is herein incorporated by reference.)
11.0        Computations of earnings per share (filed herewith)

21.0 Subsidiary information is incorporated herein by reference to "Part I -- Subsidiaries"

23.0        Consent of Lockridge, Constant & Conrad (filed herewith)

27.0        Financial Data Schedule


Reports on Form 8-K
--------------------

        (b) The following reports were filed during the last quarter of the fiscal year 1999:

Item 5.     May 4, 1999 filed SEC Form 8-K announcing Plan of Merger.

Item 5. June 24, 1999 filed SEC Form 8-K announcing payment of semi-annual cash dividend.

Item 5. August 26, 1999 filed SEC Form 8-K announcing approval of Agreement and Plan of Merger with Citizens Bancshares Company.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MBLA FINANCIAL CORPORATION

                                       By:  /s/  John T. Neer
                                           -------------------------
                                           John T. Neer
DATED:  September 22, 1999                 President, Chief Executive Officer
        ------------------
                                            and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                           Title                        Date
----                           -----                        ----

/s/ John T. Neer               President, Chief Executive   September 22, 1999
-----------------------------                               ------------------
    John T. Neer               Officer and Director


/s/ Charles L. Hutton          Chairman of the              September 22, 1999
-----------------------------                               ------------------
    Charles L. Hutton          Board of Directors


/s/ Carl B. Barrows            Vice Chairman of the         September 22, 1999
-----------------------------                               ------------------
    Carl B. Barrows            Board of Directors


/s/ Truman L. Gehringer        Vice President and           September 22, 1999
-----------------------------                               ------------------
    Truman L. Gehringer        Director


/s/ Richard C. Miller, Jr.     Director                     September 22, 1999
-----------------------------                               ------------------
    Richard C. Miller, Jr.


/s/ Arnold L. Walter           Director                     September 22, 1999
-----------------------------                               ------------------
    Arnold L. Walter


/s/ Robert M. Wilhite          Director                     September 22, 1999
-----------------------------                               ------------------
    Robert M. Wilhite


/s/ Clyde D. Smith             Principal Financial          September 22, 1999
-----------------------------                               ------------------
    Clyde D. Smith             Officer